Form 10QSB
period 2005-06-30
Atlas America Public #14-2005 (A) LP
filed 2005-08-17
CIK 1336339

United States Securities and Exchange Commission
Washington, D.C. 20549
Form 10-QSB

(Mark One)__________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

ATLAS AMERICA PUBLIC 14-2005 (A) L.P.
(Name of small business issuer in its charter)

Delaware	20-1849549
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

311 Rouser Road
Moon Township, PA	15108
(Address of principal executive offices)	(Zip code)

Issuer’s telephone number, including area code: (412) 262-2830

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes    ☒     No      ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes    ☐    No    ☒

ATLAS AMERICA PUBLIC 14-2005(A) L.P.
(A Delaware Limited Partnership)
INDEX TO QUARTERLY REPORT
ON FORM 10QSB

PART I
ITEM 1. FINANCIAL STATEMENTS

ATLAS AMERICA PUBLIC 14-2005(A) L.P.
(A Delaware Limited Partnership)
BALANCE SHEET
(Unaudited)

June 30, 2005

ASSETS
Current Assets:
Cash and cash equivalents	$100
Accounts Receivable - affiliate	55,800
Total current assets	55,900

Oil and gas properties, well drilling contracts and leases, (successful efforts)	93,735,300
Less accumulated depletion and depreciation	(26,500)
93,708,800
$93,764,700

LIABILITIES AND PARTNERS’ CAPITAL

Current liabilities:
Accrued liabilities	$10,000
Total current liabilities	10,000

Asset retirement obligation	477,600

Partners’ capital:
Managing General Partner	23,602,100
Investor Partners (6,982.05 units)	69,675,000
93,277,100
$93,764,700

The accompanying notes are an integral part of this financial statement

ATLAS AMERICA PUBLIC #14-2005 (A) L.P.
(A Delaware Limited Partnership)
STATEMENT OF OPERATIONS
(Unaudited)

	Three Months and Six Months Ended June 30, 2005

REVENUES:
Natural gas and oil sales		$57,600
Total revenues		57,600

COSTS AND EXPENSES:
Production expenses		1,300
Depletion and depreciation of oil and gas properties		26,500
Accretion of asset retirement obligation		13,900
General and administrative expenses		10,500
Total expenses		52,200
Net earnings		$5,400

Allocation of net earnings:
Managing general partner		$5,300
Investor partners		$100
Net earnings per investor partnership unit	$	−

The accompanying notes are an integral part of this financial statement

ATLAS AMERICA PUBLIC #14-2005 (A) L.P.
(A Delaware Limited Partnership)
STATEMENT OF PARTNERS’ CAPITAL ACCOUNTS
FOR THE SIX MONTHS ENDED June 30, 2005
(Unaudited)

	Managing
	General	Investor
	Partner	Partners	Total
Balance at January 1, 2005	$-	$-	$-

Partner’s capital contributions:
Cash	100	69,674,900	69,675,000
Syndication and offering costs	7,315,900	-	7,315,900
Tangible equipment/leasehold costs	23,596,700	-	23,596,700
Total contributions	30,912,700	69,674,900	100,587,600

Syndication and offering costs, immediately charged to capital	(7,315,900)	-	(7,315,900)
	23,596,800	69,674,900	93,271,700

Participation in revenues and expenses:
Net production revenues	19,700	36,600	56,300
Accretion of asset retirement obligation	(4,900)	(9,000)	(13,900)
Depletion and depreciation	(5,800)	(20,700)	(26,500)
General and administrative costs	(3,700)	(6,800)	(10,500)
Net earnings	5,300	100	5,400

Balance at June 30, 2005	$23,602,100	$69,675,000	$93,277,100

The accompanying notes are an integral part of this financial statement

ATLAS AMERICA PUBLIC 14-2005(A) L.P.
(A Delaware Limited Partnership)
STATEMENT OF CASH FLOWS
(Unaudited)

Six Months Ended June 30, 2005

Cash flows from operating activities:

Net earnings	$5,400
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depletion and depreciation	26,500
Accretion of asset retirement obligation	13,900
Increase in accounts receivable	(55,800)
Increase in accrued liabilities	10,000
Net cash provided by operating activities	-

Cash flows from investing activities:
Oil and gas well drilling contracts paid to Managing General Partner	(69,674,900)
Net cash used in investing activities	(69,674,900)

Cash flows from financing activities:
Partners’ capital contributions	69,675,000
Net cash provided by financing activities	69,675,000

Net increase in cash and cash equivalents	100
Cash and cash equivalents at beginning of period	-
Cash and cash equivalents at end of period	$100

Supplemental schedule of non-cash investing and financing activities:

Assets contributed by Managing General Partner:
Tangible equipment/leasehold costs, included in oil and gas properties	$23,596,700
Syndication and offering costs	7,315,900
Capitalized asset retirement costs	477,600
$31,390,200

The accompanying notes are an integral part of this financial statement

ATLAS AMERICA PUBLIC 14-2005(A) L.P.
(A Delaware Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
June 30, 2005
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The financial statements of Atlas America Public 14-2005(A) L.P. (“the Partnership”) as of and for the three months and six months ended June 30, 2005 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The results of operations for the three and six months ended June 30, 2005 may not necessarily be indicative of the results of operations for the year ending December 31, 2005.

The Partnership was formed as a Delaware Limited Partnership on March 3, 2005 to drill and operate gas wells located primarily in Pennsylvania and Tennessee, with Atlas Resources, Inc. ("ATLAS") as its managing general partner. As of June 30, 2005 the Partnership has 2,192 investors who contributed $ 69,674,900, which was paid to its managing general partner as operator and general drilling contractor under its drilling and operating agreement. The Partnership closed to new investors on June 17, 2005.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Because there are timing differences between the delivery of natural gas and oil and the Partnership’s receipt of a delivery statement, the Partnership will have unbilled revenues. These revenues are accrued based upon volumetric data from the Partnership’s records and the Partnership’s estimates of the related transportation and compression fees which are, in turn, based upon applicable product prices. The Partnership had unbilled trade receivables of $57,600 at June 30, 2005, which are included in Accounts Receivable- Affiliate on the Partnership's balance sheet.

Recently Issued Financial Accounting Standards

In May 2005, the Financial Accounting Standards Board, (“FASB”) issued Statement No. 154, Accounting Changes and Error Corrections (“SFAS 154”). SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle. It also requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. The statement will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The impact of SFAS 154 will depend on the nature and extent of any voluntary accounting changes and correction of errors after the effective date, but management does not currently expect SFAS 154 to have a material impact on the Partnership's financial position or results of operations.

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”), which will result in (a) more consistent recognition of liabilities relating to asset retirement obligations, (b) more information about expected future cash outflows associated with those obligations, and (c) more information about investments in long-lived assets because additional asset retirement cost will be recognized as part of the carrying amounts of the assets. FIN 47 clarifies that the term conditional asset retirement obligation as used in Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists.

FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application of interim financial information is permitted but is not required. Early adoption of this interpretation is encouraged. Management does not believe the interpretation will have a significant impact on the Partnership's financial position or results of operations.

ATLAS AMERICA PUBLIC 14-2005(A) L.P.
(A Delaware Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
June 30, 2005
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Fair Value of Financial Instruments

For cash and cash equivalents, receivables and payables, the carrying amounts approximate fair value because of the short maturity of these instruments.

Asset Retirement Obligation

The Partnership accounts for the estimated plugging and abandonment costs of the oil and gas properties in accordance with Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations.”

A reconciliation of the Partnership’s liability for plugging and abandonment costs for the three months and six months ending June 30, 2005 is as follows:

2005
Asset retirement obligation at beginning of period	$-
Liabilities incurred from drilling wells	463,700
Accretion expense	13,900
Total asset retirement obligation at end of period	$477,600

Supplemental Cash Flow Information

The Partnership considers temporary investments with a maturity at the date of acquisition of 90 days or less to be cash equivalents. No cash was paid for interest or income taxes for the three and six months ended June 30, 2005.

Comprehensive Income

The Partnership is subject to the provisions of SFAS No.130, “Reporting Comprehensive Income,” which requires disclosure of comprehensive income and its components. Comprehensive income includes net income and all other changes in equity of a business during a period from non-owner sources. These changes, other than net income, are referred to as “other comprehensive income.” The Partnership has no material elements of comprehensive income to report.

ATLAS AMERICA PUBLIC 14-2005(A) L.P.
(A Delaware Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
June 30, 2005
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Property and Equipment

Property and equipment are stated at cost. The Partnership has $93,708,800 in net book value of wells and related equipment as of June 30, 2005. Depreciation and depletion are based on cost less estimated salvage value primarily using the unit-of-production method over the assets estimated useful lives. Maintenance and repairs are expensed as incurred. Major renewals and improvements that extend the useful lives of property are capitalized.

Oil and gas properties consist of the following:
At June 30, 2005
Capitalized costs of properties:
Proved properties	$1,805,000
Wells and related equipment	91,930,300
93,735,300

Accumulated depreciation and depletion	(26,500)
$93,708,800

The Partnership uses the successful efforts method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties and to drill and equip wells are capitalized.  Upon the sale or retirement of a complete or partial unit of a proved property, the cost is eliminated from the property accounts, and the resultant gain or loss is reclassified to accumulated depletion.

NOTE 3 - TRANSACTIONS WITH ATLAS RESOURCES, INC. AND ITS AFFILIATES

As managing general partner, Atlas performs all administrative and management functions for the Partnership including billing revenues and paying expenses.

Subordination of Managing General Partner’s Revenue Share

Under the terms of the partnership agreement, Atlas may be required to subordinate up to 50% of its share of production revenues of the Partnership, net of related operating costs, administrative costs and well supervision fees to the receipt by the investor partners of cash distributions from the Partnership equal to at least 10% of their agreed subscriptions, determined on a cumulative basis in each of the first five years of the Partnership operations, commencing with the first distribution of revenues to the investor partners.

ATLAS AMERICA PUBLIC 14-2005(A) L.P.
(A Delaware Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
June 30, 2005
(Unaudited)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS (UNAUDITED)

Forward-Looking Statements

WHEN USED IN THIS FORM 10-QSB, THE WORDS “BELIEVES” “ANTICIPATES” “EXPECTS” AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES. THESE RISKS AND UNCERTAINTIES COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. WE UNDERTAKE NO OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO FORWARD-LOOKING STATEMENTS WHICH WE MAY MAKE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS FORM 10-QSB OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

Management’s Discussion and Analysis should be read in conjunction with our Financial Statements and the Notes to our Financial Statements.

We expect all of our wells to be connected and producing by the end of our fourth quarter of 2005. Our wells are drilled primarily in Pennsylvania and Tennessee. Funds contributed by our investor partners and our managing general partner after our formation are the only funds available to us for drilling activities. No other wells will be drilled after this initial group. As of June 30, 2005 we had drilled 98 gross wells and plugged 2 gross wells, which we determined were uneconomic to produce.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to our provision for possible losses, asset retirement obligations, depletion and certain accrued liabilities. We base our estimates on historical experience and on various other assumptions that we believe reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of our assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Liquidity and Capital Resources

Cash used in investing activities was $69,674,900 for the six months ended June 30, 2005, which was used in drilling contracts paid to our managing general partner.

Cash provided by financing activities was $69,675,000 for the six months ended June 30, 2005, which came from investor capital contributions.

ATLAS AMERICA PUBLIC 14-2005(A) L.P.
(A Delaware Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
June 30, 2005
(Unaudited)

We had no material commitments to make capital expenditures and we do not expect any in the foreseeable future, except that our managing general partner may withhold funds for future plugging and abandonment costs. Any additional funds, if required, will be obtained from production revenues or borrowings from our managing general partner or its affiliates, which are not contractually committed to make loans to us. The amount that may be borrowed may not at any time exceed 5% of our total subscriptions, and no borrowings will be obtained from third parties.

Recently Issued Financial Accounting Standards

In May 2005, the Financial Accounting Standards Board, (“FASB”) issued Statement No. 154, Accounting Changes and Error Corrections (“SFAS 154”). SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle. It also requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. The statement will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The impact of SFAS 154 will depend on the nature and extent of any voluntary accounting changes and correction of errors after the effective date, but management does not currently expect SFAS 154 to have a material impact on the Partnership’s financial position or results of operations.

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”), which will result in (a) more consistent recognition of liabilities relating to asset retirement obligations, (b) more information about expected future cash outflows associated with those obligations, and (c) more information about investments in long-lived assets because additional asset retirement cost will be recognized as part of the carrying amounts of the assets. FIN 47 clarifies that the term conditional asset retirement obligation as used in Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists.

FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application of interim financial information is permitted but is not required. Early adoption of this interpretation is encouraged. Management does not believe the interpretation will have a significant impact on our financial position or results of operations.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our managing general partner’s management, including our managing general partner’s Chief Executive Officer and Chief Financial Officer, our managing general partner has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Exchange Act Rule 13a-14(c)) as of the end of the period covered by this report and based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective in all material respects, including those to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including our managing general partner’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely disclosure. There have been no significant changes in our internal controls or in other factors that could significantly affect controls in the second quarter and subsequent to the date of their evaluation.

ATLAS AMERICA PUBLIC 14-2005(A) L.P.
(A Delaware Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
June 30, 2005
(Unaudited)

PART II. OTHER INFORMATION

ITEM 6.  Exhibits
EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification Pursuant to Rule 13a-14/15(d)-14.
31.2	Certification Pursuant to Rule 13a-14/15(d)-14.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Atlas America Public 14-2005(A) L.P.

By: (Signature and Title):	Atlas Resources, Inc., Managing General Partner

By: (Signature and Title):	/s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors,
Chief Executive Officer and President

Date: August 15, 2005

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: (Signature and Title):	/s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors,
Chief Executive Officer and President

Date: August 15, 2005

By: (Signature and Title):	/s/ Nancy J. McGurk
Nancy J. McGurk, Senior Vice President,
Chief Financial Officer and Chief Accounting Officer

Date: August 15, 2005