Form 10QSB
period 2005-09-30
Atlas America Public #14-2005 (A) LP
filed 2005-11-15
CIK 1336339

United States Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB
(Mark One)

[ X ]                     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

                                     For the quarterly period ended September 30, 2005

[ ]                         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

ATLAS AMERICA PUBLIC 14-2005 (A) L.P.
(Name of small business issuer in its charter)

Delaware                                                                                            20-1849549
(State or other jurisdiction of                                                         (I.R.S. Employer
incorporation or organization)                                                       Identification No.)

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
Yes X No __

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes __ No X

ATLAS AMERICA PUBLIC 14-2005(A) L.P.
(A Delaware Limited Partnership)
INDEX TO QUARTERLY REPORT
ON FORM 10QSB

		PAGE
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheet as of September 30, 2005 (Unaudited)	3

	Statement of Operations for the Three Months and Nine Months ended September 30, 2005 (Unaudited)	4

	Statement of Partners’ Capital Accounts for the Nine Months ended September 30, 2005 (Unaudited)	5

	Statement of Cash Flows for the Nine Months ended September 30, 2005 (Unaudited)	6

	Notes to Financial Statements (Unaudited)	7-12

Item 2.	Management’s Discussion and Analysis of Financial Condition and results of Operations	12-14

Item 3.	Controls and Procedures	15

PART II.	OTHER INFORMATION

Item 6.	Exhibits	15

SIGNATURES		16

CERTIFICATIONS		17-20

PART I

ITEM 1. FINANCIAL STATEMENTS

ATLAS AMERICA PUBLIC 14-2005(A) L.P.
(A Delaware Limited Partnership)
BALANCE SHEET
(Unaudited)

September 30,
2005

ASSETS
Current Assets:
Cash and cash equivalents	$28,300
Accounts receivable - affiliate	671,900
Total current assets	700,200

Oil and gas properties, well drilling contracts and leases (successful efforts)	94,421,400
Less accumulated depletion and depreciation	(381,800)
94,039,600
$94,739,800
LIABILITIES AND PARTNERS’ CAPITAL

Current liabilities:
Accrued liabilities	$13,600
Total current liabilities	13,600

Asset retirement obligation	1,201,500

Partners’ capital:
Managing General Partner	23,734,500
Investor Partners (6,982.05 units)	69,790,200
93,524,700
$94,739,800

The accompanying notes are an integral part of this financial statement

ATLAS AMERICA PUBLIC #14-2005 (A) L.P.
(A Delaware Limited Partnership)
STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005

REVENUES:
Natural gas and oil sales	$712,900	$770,500
Total revenues	712,900	770,500

COSTS AND EXPENSES:
Production expenses	58,600	59,900
Depletion and depreciation of oil and gas properties	355,300	381,800
Accretion of asset retirement obligation	37,800	51,700
General and administrative expenses	13,600	24,100
Total expenses	465,300	517,500
Net earnings	$247,600	$253,000

Allocation of net earnings:
Managing general partner	$132,400	$137,700
Investor partners	$115,200	$115,300
Net earnings per investor partnership unit	$17	$17

The accompanying notes are an integral part of this financial statement

ATLAS AMERICA PUBLIC #14-2005 (A) L.P.
(A Delaware Limited Partnership)
STATEMENT OF PARTNERS’ CAPITAL ACCOUNTS
FOR THE PERIOD ENDING September 30, 2005
(Unaudited)

	Managing
	General	Investor
	Partner	Partners	Total
Balance at March 3, 2005	$ ─	$ ─	$	─

Partner’s capital contributions:
Cash	100	69,674,900		69,675,000
Syndication and offering costs	7,315,900	─		7,315,900
Tangible equipment/leasehold costs	23,596,700	─		23,596,700
Total contributions	30,912,700	69,674,900		100,587,600

Syndication and offering costs, immediately
charged to capital	(7,315,900)	─		(7,315,900)
	23,596,800	69,674,900		93,271,700

Participation in revenues and expenses:
Net production revenues	248,700	461,900		710,600
Accretion of asset retirement obligation	(18,100)	(33,600)		(51,700)
Depletion and depreciation	(84,500)	(297,300)		(381,800)
General and administrative costs	(8,400)	(15,700)		(24,100)
Net earnings	137,700	115,300		253,000

Balance at September 30, 2005	$23,734,500	$69,790,200		$93,524,700

The accompanying notes are an integral part of this financial statement

ATLAS AMERICA PUBLIC 14-2005(A) L.P.
(A Delaware Limited Partnership)
STATEMENT OF CASH FLOWS
(Unaudited)

Nine Months Ended September 30, 2005

Cash flows from operating activities:

Net earnings	$253,000

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depletion and depreciation	381,800
Accretion of asset retirement obligation	51,700
Increase in accounts receivable	(671,900)
Increase in accrued liabilities	13,600
Net cash provided by operating activities	28,200

Cash flows from investing activities:
Oil and gas well drilling contracts paid to Managing General Partner	(69,674,900)
Net cash used in investing activities	(69,674,900)

Cash flows from financing activities:
Partners’ capital contributions	69,675,000
Net cash provided by financing activities	69,675,000

Net increase in cash and cash equivalents	28,300
Cash and cash equivalents at beginning of period	─
Cash and cash equivalents at end of period	$28,300

Supplemental schedule of non-cash investing and financing activities:

Managing General Partner adjusted asset contributions:
Tangible equipment/leasehold costs, included in oil and gas properties	$23,596,700
Syndication and offering costs	7,315,900
$30,912,600

Asset retirement obligation	$1,149,800

The accompanying notes are an integral part of this financial statement

ATLAS AMERICA PUBLIC 14-2005(A) L.P.
(A Delaware Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The financial statements of Atlas America Public #14-2005(A) L.P. (“the Partnership”) as of and for the three months and nine months ended September 30, 2005 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The results of operations for the three and nine months ended September 30, 2005 may not necessarily be indicative of the results of operations for the year ending December 31, 2005.

The Partnership was formed as a Delaware Limited Partnership on March 3, 2005 to drill and operate gas wells located primarily in Pennsylvania and Tennessee, with Atlas Resources, Inc. (“Atlas”) as its managing general partner. The Partnership has 2,192 investors who contributed $69,674,900, which was paid to our managing general partner as operator and general drilling contractor under its drilling and operating agreement. Partnership operations began at our first closing on June 17, 2005. The Partnerships first production revenues were received in August 2005, therefore no comparative schedule is available for the three and nine months ended September 30, 2004. The Partnership closed to new investors on June 17, 2005.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting policies applied in the preparation of the accompanying financial statements follows:

Basis of Accounting

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America.

Use of Estimates

Preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and costs and expenses during the reporting period. Actual results could differ from these estimates.

Asset Retirement Obligation

The Partnership follows Statement of Financial Accounting Standards No. 143 “Accounting for Asset Retirement Obligations” (SFAS No. 143) which requires the Partnership to recognize an estimated liability for the plugging and abandonment of its oil and gas wells. Under SFAS No. 143, the Partnership must currently recognize a liability for future asset retirement obligations if a reasonable estimate of the fair value of that liability can be made. The present values of the expected asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 requires the Partnership to consider estimated salvage value in the calculation of depletion, depreciation and amortization.

ATLAS AMERICA PUBLIC 14-2005(A) L.P.
(A Delaware Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Asset Retirement Obligation (Continued)

The estimated liability is based on the managing general partner’s historical experience in plugging and abandoning wells, estimated remaining lives of those wells based on reserves estimates, external estimates as to the cost to plug and abandon the wells in the future, and federal and state regulatory requirements. The liability is discounted using an assumed credit-adjusted risk-free interest rate. Revisions to the liability could occur due to changes in estimates of plugging and abandonment costs or remaining lives of the wells, or if federal or state regulators enact new plugging and abandonment requirements.

The Partnership has no assets legally restricted for purposes of settling asset retirement obligations. Except for the item previously referenced, the Partnership has determined that there are no other material retirement obligations associated with tangible long-lived assets.

Environmental Matters

The Partnership is subject to various federal, state and local laws and regulations relating to the protection of the environment. The Partnership has established procedures for the ongoing evaluation of its operations, to identify potential environmental exposures and to comply with regulatory policies and procedures.

The Partnership accounts for environmental contingencies in accordance with SFAS No. 5 “Accounting for Contingencies.” Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or clean-ups are probable, and the costs can be reasonably estimated. The Partnership maintains insurance that may cover in whole or in part certain environmental expenditures. For the period ended September 30, 2005, the Partnership had no environmental matters requiring specific disclosure or the recording of a liability.

Receivables

In evaluating the need for an allowance for possible losses, the Partnership performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness, as determined by the Partnership’s review of its customers’ credit information. The Partnership extends credit on an unsecured basis to many of its energy customers. At September 30, 2005 the Partnership’s credit evaluation indicated that it has no need for an allowance for possible losses.

Revenue Recognition

Because there are timing differences between the delivery of natural gas and oil and the Partnership’s receipt of a delivery statement, the Partnership has unbilled revenues. These revenues are accrued based upon volumetric data from the Partnership’s records and the Partnership’s estimates of the related transportation and compression fees which are, in turn, based upon applicable product prices. The Partnership had unbilled trade receivables of $554,200 at September 30, 2005, which are included in Accounts receivable-affiliate, on the Partnership’s Balance Sheet.

ATLAS AMERICA PUBLIC 14-2005(A) L.P.
(A Delaware Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Recently Issued Financial Accounting Standards

In May 2005, the Financial Accounting Standards Board, (“FASB”) issued Statement No. 154, Accounting Changes and Error Corrections (“SFAS 154”). SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle. It also requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. The statement will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The impact of SFAS 154 will depend on the nature and extent of any voluntary accounting changes and corrections of errors after the effective date, but management does not currently expect SFAS 154 to have a material impact on the Partnership’s financial position or results of operations.

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

FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application of interim financial information is permitted but is not required. Early adoption of this interpretation is encouraged. Management does not believe the interpretation will have a significant impact on the Partnership’s financial position or results of operations.

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
September 30, 2005
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Asset Retirement Obligation (Continued)

A reconciliation of the Partnership’s liability for plugging and abandonment costs for the three and nine months ending September 30, 2005 is as follows:

	Three Months	Nine Months
	2005	2005
Asset retirement obligation at beginning of period	$477,600	$ ─
Liabilities incurred from drilling wells	686,100	1,149,800
Accretion expense	37,800	51,700
Total asset retirement obligation at end of period	$1,201,500	$1,201,500

Supplemental Cash Flow Information

The Partnership considers temporary investments with maturity at the date of acquisition of 90 days or less to be cash equivalents. No cash was paid for interest or income taxes for the nine months ended September 30, 2005.

Credit Risk

Financial instruments which potentially subject the Partnership to concentrations of credit risk consist principally of periodic temporary investments of cash and cash equivalents. The Partnership places its temporary cash investments in deposits with high-quality financial institutions. At September 30, 2005 the Partnership had $51,600 in deposits at one bank of which none was over the insurance limit of the Federal Deposit Insurance Corporation. No losses have been experienced on such investments.

Comprehensive Income

The Partnership is subject to the provisions of SFAS No. 130, “Reporting Comprehensive Income,” which requires disclosure of comprehensive income and its components. Comprehensive income includes net income and all other changes in equity of a business during a period from non-owner sources. These changes, other than net income, are referred to as “other comprehensive income.” The Partnership has no material elements of comprehensive income, other than net earnings, to report.

Property and Equipment

Property and equipment are stated at cost. The Partnership has $94,039,600 in net book value of wells and related equipment as of September 30, 2005. Depreciation and depletion are based on cost less estimated salvage value primarily using the unit-of-production method over the assets estimated useful lives. Maintenance and repairs are expensed as incurred. Major renewals and improvements that extend the useful lives of property are capitalized.

ATLAS AMERICA PUBLIC 14-2005(A) L.P.
(A Delaware Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Property and Equipment
Oil and gas properties consist of the following:
At September 30, 2005
Capitalized costs of properties:
Proved properties	$1,805,000
Wells and related equipment	92,616,400
94,421,400

Accumulated depreciation and depletion	(381,800)
$94,039,600

The Partnership uses the successful efforts method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties and to drill and equip wells are capitalized. Upon the sale or retirement of a complete unit of a proved property, the cost is eliminated from the property accounts, and the resultant gain or loss is recognized in income. Upon the sale or retirement of a partial unit of a proved property, no gain or loss is recognized and the cost of the property is reclassified to accumulated depletion.

Impairment of Oil and Gas Properties. We review our producing oil and gas properties for impairment on an annual basis and whenever events and circumstances indicate a decline in oil and gas properties and compare such future cash flows to the carrying amount of the oil and the gas properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, we will adjust the carrying amount of the oil and gas properties to their fair value in the current period. The factors used to determine fair value include, but are not limited to, estimates of reserves, future production estimates, anticipated capital expenditures, and a discount rate commensurate with the risk associated with realizing the expected cash flows projected. Given the complexities associated with oil and gas reserve estimates and history of price volatility in the oil and gas markets, events may arise that will require us to record an impairment of our oil and gas properties and there can be no assurance that such impairments will not be required in the future.

NOTE 3 - TRANSACTIONS WITH ATLAS RESOURCES, INC. AND ITS AFFILIATES

The Partnership has entered into the following significant transactions with Atlas Resources, Inc. (“Atlas”), the Managing General Partner, and its affiliates as provided under the Partnership agreement:

•
Administrative costs which are included in general and administrative costs in the Statement of Operations are payable to Atlas at $75 per well per month. Administrative costs incurred for the three and nine months ended September 30, 2005 were $7,000 and $7,300 respectively.

•
Monthly well supervision fees which are included in production expenses in the Statement of Operations are payable to Atlas at $285 per well per month for operating and maintaining the wells. Well supervision fees incurred for the three and nine months ended September 30, 2005 were $27,000 and $28,100, respectively.

•
Transportation fees which are included in production expenses in the Statement of Operations are payable to Atlas at $.29-$.35 per mcf (one thousand cubic feet). Transportation costs incurred for the three and nine months ended September 30, 2005 were $20,500.

ATLAS AMERICA PUBLIC 14-2005(A) L.P.
(A Delaware Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)

NOTE 3 - TRANSACTIONS WITH ATLAS RESOURCES, INC. AND ITS AFFILIATES (Continued)

As managing general partner, Atlas performs all administrative and management functions for the Partnership including billing revenues and paying expenses. Accounts receivable- affiliate on the balance sheet represents the net production revenues due from Atlas.

Major Customers

    The Partnership’s natural gas is sold under contract to various purchasers. For the nine months ended September 30, 2005, sales to UGI Energy Services, Inc., and First Energy Solutions Corporation (which is now Amerada Hess Corporation) accounted for 88% and 10%, respectively, of total revenues. No other customer accounted for more than 10% of our total revenues for the nine months ended September 30, 2005.

Subordination of Managing General Partner’s Revenue Share

Under the terms of the partnership agreement, Atlas may be required to subordinate up to 50% of its share of production revenues of the Partnership, net of related operating costs, administrative costs and well supervision fees to the receipt by the investor partners of cash distributions from the partnership equal to at least 10% of their agreed subscriptions, determined on a cumulative basis in each of the first five years of the Partnership operations, commencing with the first distribution of revenues to the investor partners. For the period ended September 30, 2005, Atlas was not required to subordinate any of its revenues to the investor partners.

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

We expect all of our wells to be connected and producing by the end of our fourth quarter of 2005. Our wells are drilled primarily in Pennsylvania and Tennessee. Funds contributed by our investor partners and our managing general partner after our formation are the only funds available to us for drilling activities. No other wells will be drilled after this initial group. As of September 30, 2005 we had drilled 245 gross wells and plugged 4 gross wells, which we determined were uneconomic to produce.

Results of Operations

The Partnership was formed on March 3, 2005 to drill and operate gas wells located primarily in Pennsylvania and Tennessee. Partnership operations began at our first closing on June 17, 2005 The Partnership’s first production revenues were received in August 2005, therefore no comparative schedule is available for the three and nine months ended September 30, 2004.

The following table sets forth information relating to revenues recognized and costs and expenses incurred, daily production volumes, average sales prices and production and depletion costs per equivalent unit during the periods indicated:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2005
Production revenues (in thousands):
Gas	$710	$767
Oil	$3	$3
	$713	$770

Production volumes:
Gas (thousands of cubic feet (“mcf”)/day)	1,120	912
Oil (barrels (“bbls”)/day)	1	1

Average sales prices:
Gas (per mcf)	$6.89	$6.89
Oil (per bbl)	$59.50	$59.50

Average production costs:
As a percent of sales	8%	8%
Per mcf equivalent unit (“mcfe”)	$.57	$.54
Depletion per mcfe	$3.44	$3.42

Liquidity and Capital Resources

Cash provided by operating activities was $28,200 for the nine months ended September 30, 2005, which includes net earnings, depletion and depreciation, accretion and an increase in accounts receivable.

Cash used in investing activities was $69,674,900 for the nine months ended September 30, 2005, which was used in drilling contracts paid to our managing general partner.

Cash provided by financing activities was $69,675,000 for the nine months ended September 30, 2005, which came from investor capital contributions.

We had no material commitments to make capital expenditures and we do not expect any in the foreseeable future, except that our managing general partner may withhold funds for the future plugging and abandonment costs. Any additional funds, if required, will be obtained from production revenues or borrowings from our managing general partner or its affiliates, which are not contractually committed to make loans to us. The amount that may be borrowed may not at any time exceed 5% of our total subscriptions, and no borrowings will be obtained from third parties.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including those related to provision for possible losses, asset retirement obligations, depletion and certain accrued liabilities. We base our estimates on historical experience and on various other assumptions that we believe reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Recently Issued Financial Accounting Standards

In May 2005, the Financial Accounting Standards Board, (“FASB”) issued Statement No. 154, Accounting Changes and Error Corrections (“SFAS 154”). SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle. It also requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. The statement will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The impact of SFAS 154 will depend on the nature and extent of any voluntary accounting changes and correction of errors after the effective date, but management does not currently expect SFAS 154 to have a material impact on the Company’s financial position or results of operations.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our managing general partner’s management, including our managing general partner’s Chief Executive Officer and Chief Financial Officer, our managing general partner has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Exchange Act Rule 13a-14(c)) as of the end of the period covered by this report and based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective in all material respects, including those to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including our managing general partner’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely disclosure. There have been no significant changes in our internal controls or in other factors that could significantly affect controls in the third quarter and subsequent to the date of their evaluation.

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

Date: November 14, 2005

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: (Signature and Title):        /s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors,
Chief Executive Officer and President

Date: November 14, 2005

By: (Signature and Title):                    /s/ Nancy J. McGurk
Nancy J. McGurk, Senior Vice President,
Chief Financial Officer and Chief Accounting Officer

Date: November 14, 2005