Form 10QSB
period 2006-03-31
Atlas America Public #14-2005 (A) LP
filed 2006-05-12
CIK 1336339

United States Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 333-117035

ATLAS AMERICA PUBLIC #14-2005 (A) L.P.
(Name of small business issuer in its charter)

Delaware	20-1849549
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

311 Rouser Road	15108
Moon Township, PA	(zip code)
(Address of principal executive offices)

Issuer’s telephone number, including area code: (412) 262-2830

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

ATLAS AMERICA PUBLIC 14-2005(A) L.P.
(A Delaware Limited Partnership)
INDEX TO QUARTERLY REPORT
ON FORM 10QSB

PART I.	FINANCIAL INFORMATION	PAGE

Item 1:	Financial Statements

	Balance Sheets as of March 31, 2006 and December 31, 2005 (Unaudited)	3

	Statements of Operations for the Three Months ended March 31, 2006
	(Unaudited)	4

	Statement of Partners’ Capital Accounts for the Three Months ended March 31, 2006
	(Unaudited)	5

	Statements of Cash Flows for the Three Months ended March 31, 2006 (Unaudited)	6

	Notes to Financial Statements (Unaudited)	7-13

Item 2:	Management’s Discussion and Analysis of Financial Condition or Plan of Operations	14-16

Item 3:	Controls and Procedures	16

PART II.	OTHER INFORMATION

Item 6:	Exhibits	16

SIGNATURES		17

CERTIFICATIONS		18-21

PART I

ITEM 1. FINANCIAL STATEMENTS

ATLAS AMERICA PUBLIC 14-2005(A) L.P.
(A Delaware Limited Partnership)
BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2006	2005
	(Unaudited)	(Audited)

ASSETS
Current Assets:
Cash and cash equivalents	$2,240,300	$901,600
Accounts receivable - affiliate	5,542,800	10,039,300
Hedge receivable short-term	589,500	145,300
Total current assets	8,372,600	11,086,200

Oil and gas properties, well drilling contracts and leases (successful efforts)	87,950,400	82,189,200
Less accumulated depletion	(3,140,600)	(1,540,500)
	84,809,800	80,648,700

Hedge receivable long-term	332,900	―
	$93,515,300	$91,734,900
LIABILITIES AND PARTNERS’ CAPITAL

Current liabilities:
Accrued liabilities	$22,500	$20,200
Hedge liability short-term	―	14,200
Total current liabilities	22,500	34,400

Asset retirement obligation	1,944,400	1,915,600
Hedge liability long-term	1,072,000	635,600

Partners’ capital:
Managing general partner	19,447,200	18,591,300
Investor partners (6,982.05 units)	71,178,800	71,062,500
Accumulated comprehensive loss	(149,600)	(504,500)
	90,476,400	89,149,300
	$93,515,300	$91,734,900

The accompanying notes are an integral part of this financial statement

ATLAS AMERICA PUBLIC #14-2005 (A) L.P.
(A Delaware Limited Partnership)
STATEMENT OF OPERATIONS
(Unaudited)

Three Months Ended
March 31,
2006

REVENUES:
Natural gas and oil sales	$4,855,500
Interest income	7,400
Total revenues	4,862,900

COSTS AND EXPENSES:
Production expenses	587,800
Depletion of oil and gas properties	1,600,100
Accretion of asset retirement obligation	28,800
General and administrative expenses	53,700
Total expenses	2,270,400
Net earnings	$2,592,500

Allocation of net earnings:
Managing general partner	$1,245,000
Investor partners	$1,347,500
Net earnings per investor partnership unit	$193

The accompanying notes are an integral part of this financial statement

ATLAS AMERICA PUBLIC #14-2005 (A) L.P.
(A Delaware Limited Partnership)
STATEMENT OF PARTNERS’ CAPITAL ACCOUNTS
FOR THE THREE MONTHS ENDED March 31, 2006
(Unaudited)

	Managing		Accumulated
	General	Investor	Comprehensive
	Partner	Partners	Income (Loss)	Total

Balance at January 1, 2006	$18,591,300	$71,062,500	$(504,500)	$89,149,300

Participation in revenues and expenses:
Net production revenues	1,493,700	2,774,000	―	4,267,700
Interest income	2,600	4,800	―	7,400
Depletion	(222,400)	(1,377,700)	―	(1,600,100)
General and administrative	(18,800)	(34,900)	―	(53,700)
Accretion of asset retirement obligation	(10,100)	(18,700)	―	(28,800)
Net earnings	1,245,000	1,347,500	―	2,592,500

MGP lease and tangible equipment contribution	273,900	―	―	273,900

Other comprehensive income	―	―	354,900	354,900

Distributions to partners	(663,000)	(1,231,200)	―	(1,894,200)

Balance at March 31, 2006	$19,447,200	$71,178,800	$(149,600)	$90,476,400

The accompanying notes are an integral part of this financial statement

ATLAS AMERICA PUBLIC 14-2005(A) L.P.
(A Delaware Limited Partnership)
STATEMENT OF CASH FLOWS
(Unaudited)

Three Months Ended
March 31,
2006
Cash flows from operating activities:
Net earnings	$2,592,500
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depletion	1,600,100
Accretion of asset retirement obligation	28,800
Decrease in accounts receivable	4,496,500
Increase in accrued liabilities	2,300
Net cash provided by operating activities	8,720,200

Cash flows from investing activities:
Oil and gas well drilling contracts paid to Managing General Partner	(5,487,300)
Net cash used in investing activities	(5,487,300)

Cash flows from financing activities:
Distributions to partners	(1,894,200)
Net cash used in financing activities	(1,894,200)

Net increase in cash and cash equivalents	1,338,700
Cash and cash equivalents at beginning of period	901,600
Cash and cash equivalents at end of period	$2,240,300

Supplemental schedule of non-cash investing and financing activities:

Managing general partner asset contributions:
Tangible equipment included in oil and gas properties	$259,200
Leasehold costs included in oil and gas properties	14,700
$273,900

The accompanying notes are an integral part of this financial statement

ATLAS AMERICA PUBLIC 14-2005 (A) L.P.
(A Delaware Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)

NOTE 1 - NATURE OF OPERATIONS

The financial statements of Atlas America Public #14-2005(A) L.P. (“the Partnership”) as of and for the three months ended March 31, 2006 are unaudited. We were formed as a Delaware Limited Partnership on March 3, 2005. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim period presented. The results of operations for the three months ended March 31, 2006 may not necessarily be indicative of the results of operations for the year ending December 31, 2006.

Atlas America, Inc. recently announced that it intends to transfer into a wholly-owned limited liability company or limited partnership subsidiary of Atlas America, Inc. substantially all of its natural gas and oil exploration and production assets. As part of that transaction, in March 2006, Atlas Resources, Inc. was merged into a newly-formed limited liability company, Atlas Resources, LLC, (“Atlas”) which Atlas America, Inc. anticipates will become an indirect subsidiary of Atlas America’s newly-formed subsidiary. Atlas Resources, LLC, however, will continue to serve as the Partnership’s managing general partner, and does not expect that any of these transactions will have a material effect on the Partnership’s financial position or results of operations. Atlas America, Inc. further intends to make a registered initial public offering of a minority interest, estimated to be 20%, in its newly-formed subsidiary.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In addition to matters discussed further in this note, the Partnership’s significant accounting policies are detailed in its audited financial statements and notes thereto in the Partnership’s Form 10 KSB for the year ended December 31, 2005 filed with the Securities and Exchange Commission.

Receivables

In evaluating the need for an allowance for possible losses, Atlas as our managing general partner performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness, as determined by Atlas’ review of its customers’ credit information. Atlas extends credit on an unsecured basis to many of its energy customers. At March 31, 2006 Atlas’ credit evaluation indicated that the Partnership had no need for an allowance for possible losses.

Revenue Recognition

Because there are timing differences between the delivery of the Partnership’s natural gas and oil and the Partnership’s receipt of a delivery statement, the Partnership has unbilled revenues. These revenues are accrued based upon volumetric data from the Partnership’s records and the Partnership’s estimates of the related transportation and compression fees which are, in turn, based upon applicable product prices. The Partnership had unbilled trade receivables of $2,709,000 at March 31, 2006 and $2,423,200 at December 31, 2005 which are included in Accounts receivable-affiliate, on its' Balance Sheets.

ATLAS AMERICA PUBLIC 14-2005 (A) L.P.
(A Delaware Limited Partnership)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
March 31, 2006
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

Recently Issued Financial Accounting Standards

In May 2005, the Financial Accounting Standards Board, (“FASB”) issued Statement No. 154, Accounting Changes and Error Corrections (“SFAS 154”). SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle. It also requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. The statement became effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS 154 did not have a material impact on the Partnership’s financial position or results of operations.

Fair Value of Financial Instruments

For cash and cash equivalents, receivables and payables, the carrying amounts approximate fair value because of the short maturity of these instruments.

For derivatives the carrying value approximates fair value because they have been marked to market.

Asset Retirement Obligation

The Partnership accounts for the estimated plugging and abandonment costs of the oil and gas properties in accordance with Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations.”

A reconciliation of the Partnership’s liability for plugging and abandonment costs for the three months ending March 31, 2006 is as follows:

Three Months
2006
Asset retirement obligation at beginning of period	$1,915,600
Accretion expense	28,800
Total asset retirement obligation at end of period	$1,944,400

Supplemental Cash Flow Information

The Partnership considers temporary investments with maturity at the date of acquisition of 90 days or less to be cash equivalents. No cash was paid for interest or income taxes for the three months ended March 31, 2006.

Concentration of Credit Risk

Financial instruments, which potentially subject the Partnership to concentrations of credit risk, consist principally of periodic temporary investments of cash and cash equivalents. The Partnership places its temporary cash investments in deposits with high-quality financial institutions. At March 31, 2006, the Partnership had $2,305,300 in deposits at one bank of which $2,205,300 was over the insurance limit of the Federal Deposit Insurance Corporation and at December 31, 2005 the Partnership had $903,900 in deposits at one bank of which $803,900 was over the insurance limit of the Federal Deposit Insurance Corporation. No losses have been experienced on such investments.

ATLAS AMERICA PUBLIC 14-2005 (A) L.P.
(A Delaware Limited Partnership)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
March 31, 2006
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

Comprehensive Income

The Partnership is subject to the provisions of SFAS No. 130, “Reporting Comprehensive Income,” which requires disclosure of comprehensive income and its components. Comprehensive income includes net income and all other changes in equity of a business during a period from non-owner sources. These changes, other than net income, are referred to as “other comprehensive income”.

Property and Equipment

Property and equipment are stated at cost. Depletion is based on cost less estimated salvage value primarily using the unit-of-production method over the assets estimated useful lives. Maintenance and repairs are expensed as incurred. Major renewals and improvements that extend the useful lives of property are capitalized.

Oil and gas properties consist of the following:	At March 31,	At December 31,
	2006	2005
Capitalized costs of properties:
Proved properties	$1,837,300	$1,822,600
Wells and related equipment	86,113,100	80,366,600
	87,950,400	82,189,200

Accumulated depletion	(3,140,600)	(1,540,500)
	$84,809,800	$80,648,700

Oil and Gas Properties

The Partnership uses the successful efforts method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties and to drill and equip wells are capitalized. Oil is converted to gas equivalent basis (“mcfe”) at the rate of one barrel equals 6 mcf. Depletion is provided on the units of production method.

ATLAS AMERICA PUBLIC 14-2005 (A) L.P.
(A Delaware Limited Partnership)
NOTES TO FINANCIAL STATEMENTS(CONTINUED)
March 31, 2006
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(CONTINUED)

Oil and Gas Properties (Continued)

The Partnership’s long-lived assets are reviewed for impairment annually for events or changes in circumstances that indicate that the carrying amount of an asset may not be recoverable. Long-lived assets are reviewed for potential impairments at the lowest levels for which there are identifiable cash flows that are largely independent of other groups of assets. The review is done by determining if the historical cost of proved properties less the applicable accumulated depreciation, depletion and amortization and abandonment is less than the estimated expected undiscounted future cash flows. The expected future cash flows are estimated based on the Partnership’s plans to continue to produce and develop proved reserves. Expected future cash flow from the sale of production of reserves is calculated based on estimated future prices. The Partnership estimates prices based upon market related information including published futures prices. The estimated future level of production is based on assumptions surrounding future levels of prices and costs, field decline rates, market demand and supply, and the economic and regulatory climates. If the carrying value exceeds such cash flows, an impairment loss is recognized for the difference between the estimated fair market value (as determined by discounted future cash flows), and the carrying value of the assets.  The Partnership's oil and gas properties had no indication of impairment as of March 31, 2006.

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

Reclassifications

Certain reclassifications have been made to the 2005 financial statements to conform to the 2006 presentation.

NOTE 3 - TRANSACTIONS WITH ATLAS RESOURCES, LLC AND ITS AFFILIATES

The Partnership has entered into the following significant transactions with Atlas , the Managing General Partner, and its affiliates as provided under the Partnership agreement:

•
As of March 31, 2006, the Partnership has funded $69,674,900 to Atlas for well drilling contracts of which $68,559,200 has been spent to date on well drilling cost and the remaining balance of $1,115,700 is shown as part of Accounts receivable-affiliate, due from Atlas, on our balance sheet.

•	Atlas contributed additional leases of $14,700 for the three months ended March 31, 2006.

•
Administrative costs which are included in general and administrative costs in the Statement of Operations are payable to Atlas at $75 per well per month. Administrative costs incurred for the three months ended March 31, 2006 were $42,900.

•
Monthly well supervision fees which are included in production expenses in the Statement of Operations are payable to Atlas at $285 per well per month for operating and maintaining the wells. Well supervision fees incurred for the three months ended March 31, 2006 were $162,900.

ATLAS AMERICA PUBLIC 14-2005 (A) L.P.
(A Delaware Limited Partnership)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
March 31, 2006
(Unaudited)

NOTE 3 - TRANSACTIONS WITH ATLAS RESOURCES, LLC AND ITS AFFILIATES (CONTINUED)

•
Transportation fees which are included in production expenses in the Statement of Operations are payable to Atlas at rates ranging from $.29-$.35 per mcf (one thousand cubic feet) to 10% of natural gas revenue. Transportation costs incurred for the three months ended March 31, 2006 were $297,300.

•	Tangible and lease costs contributed by the managing general partner for the three months ended March 31, 2006 were $273,900, which is included as a non-cash activity on the Statement of Cash Flows.

As managing general partner, Atlas performs all administrative and management functions for the Partnership including billing revenues and paying expenses. Accounts receivable- affiliate on our balance sheets represents the net production revenues due from Atlas.

Subordination of Managing General Partner’s Revenue Share

Under the terms of the partnership agreement, Atlas may be required to subordinate up to 50% of its share of production revenues of the Partnership, net of related operating costs, administrative costs and well supervision fees to the receipt by the investor partners of cash distributions from the partnership equal to at least 10% of their agreed subscriptions, determined on a cumulative basis in each of the first five years of the Partnership operations, commencing with the first distribution of revenues to the investor partners (February 2006).  Since inception of the program, the Partnership has not been required to subordinate any of it's revenues to the investor partners.

NOTE 4 - DERIVATIVE INSTRUMENTS

Atlas America, Inc. on behalf of the Partnership from time to time enters into natural gas futures and option contracts to hedge exposure to changes in natural gas prices. At any point in time, such contracts may include regulated New York Mercantile Exchange (“NYMEX”) futures and options contracts and non-regulated over-the-counter futures contracts with qualified counterparties. NYMEX contracts are generally settled with offsetting positions, but may be settled by the delivery of natural gas.

Atlas America, Inc. formally documents all relationships between hedging instruments and the items being hedged, including Atlas America, Inc.’s risk management objective and strategy for undertaking the hedging transactions. This includes matching the natural gas futures and options contracts to the forecasted transactions. Atlas America, Inc. assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives are highly effective in offsetting changes in the fair value of hedged items. Historically these contracts have qualified and been designated as cash flow hedges and recorded at their fair values. Gains or losses on future contracts are determined as the difference between the contract price and a reference price, generally prices on NYMEX. Changes in fair value are recognized in Partners’ Capital as Accumulated Other Comprehensive Income (Loss) and recognized within the statement of operations in the month the hedged gas is sold. If it is determined that a derivative is not highly effective as a hedge or it has ceased to be a highly effective hedge, due to the loss of correlation between changes in gas reference prices under a hedging instrument and actual gas prices, Atlas America, Inc. will discontinue hedge accounting for the derivative and subsequent changes in fair value for the derivative will be recognized immediately into earnings.

ATLAS AMERICA PUBLIC 14-2005 (A) L.P.
(A Delaware Limited Partnership)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
March 31, 2006
(Unaudited)

NOTE 4 - DERIVATIVE INSTRUMENTS (CONTINUED)

At March 31, 2006, Atlas America, Inc. had 108 open natural gas futures contracts on behalf of the Partnership related to natural gas sales covering 2,459,400 dekatherms (“Dth”) (net to the Partnership) of natural gas, maturing through December 31, 2009 at a combined average settlement price of $8.94 per Dth. At March 31, 2006, the Partnership reflected net hedging liabilities on its balance sheet of $149,600. Of the $149,600 net loss in accumulated other comprehensive income (loss) at March 31, 2006, if the fair values of the instruments remain at current market values, the Partnership will reclassify $589,500 of net gains to its statement of operations over the next twelve month period as these contracts expire, and $739,100 of net losses will be reclassified in later periods. Actual amounts that will be reclassified will vary as a result of future price changes. Ineffective hedge gains or losses are recorded within the statement of operations while the hedge contract is open and may increase or decrease until settlement of the contract. The Partnership realized gains of $208,000 for the period ended March 31, 2006 within its statement of operations related to the settlement of qualifying hedge instruments.

As of March 31, 2006, Atlas America, Inc. on behalf of the Partnership, had the following natural gas volumes hedged:

Natural Gas Fixed - Price Swaps

Production		Average	Fair Value
Period	Volumes	Fixed Price	Liability (2)
Ended March 31,	(MMBTU) (1)	(per MMBTU)	(in thousands)

2007	289,900	$10.76	$589
2008	1,040,000	8.76	(792)
2009	867,400	8.71	(35)
2010	262,100	8.35	88
		Total liability
			$(150)

(1)	MMBTU represents million British Thermal Units.
(2)	Fair value based on forward NYMEX natural gas prices, as applicable.

ATLAS AMERICA PUBLIC 14-2005 (A) L.P
(A Delaware Limited Partnership)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
March 31, 2006
(Unaudited)

NOTE 4 - DERIVATIVE INSTRUMENTS (CONTINUED)

The following table sets forth the book and estimated fair values of derivative instruments at the dates indicated (in thousands):

	March 31, 2006		December 31, 2005
	Book Value	Fair Value	Book Value	Fair Value
Assets
Derivative instruments	$922	$922	$145	$145
	$922	$922	$145	$145
Liabilities
Derivative instruments	$(1,072)	$(1,072)	$(650)	$(650)
	$(150)	$(150)	$(505)	$(505)

NOTE 5 - COMPREHENSIVE INCOME

Comprehensive income includes net income and all other changes in equity of a business during a period from non-owner sources. For the Partnership, this includes only changes in the fair value of unrealized hedging gains and losses.

Three Months Ended
March 31,
2006

Net earnings	$2,592,500
Other comprehensive income (loss):
Unrealized holding gain on hedging contracts	562,900
Less: reclassification adjustment for (gain) realized in net income	(208,000)
354,900
Comprehensive income	$2,947,400

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATIONS (UNAUDITED)

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

General

Atlas America, Inc. recently announced that it intends to transfer into a wholly-owned limited liability company or limited partnership subsidiary of Atlas America, Inc. substantially all of its natural gas and oil exploration and production assets. As part of that transaction, In March 2006, Atlas Resources, Inc. was merged into a newly-formed limited liability company, Atlas Resources, LLC, (“Atlas”) which Atlas America, Inc. anticipates will become an indirect subsidiary of Atlas America’s newly-formed subsidiary. Atlas Resources, LLC, however, will continue to serve as our managing general partner, and does not expect that any of these transactions will have a material effect on the Partnership’s financial position or results of operations. Atlas America, Inc. further intends to make a registered initial public offering of a minority interest, estimated to be 20%, in its newly-formed subsidiary.

Partnership operations began at our first closing on June 17, 2005. The Partnership’s first production revenues were accrued for in June 2005, therefore no comparative schedule is available for the three months ended March 31, 2005.

Results of Operations

The following table sets forth information relating to revenues recognized and costs and expenses incurred, daily production volumes, average sales prices, production and depletion costs per equivalent unit during the periods indicated:

Three Months
Ended
March 31,
2006
Production revenues (in thousands):
Gas (1)	$4,729
Oil	$126
Total	$4,855

Production volumes:
Gas (mcf/day) (1) (3)	5,012
Oil (bbls/day)	24
Total (mcfe/day) (3)	5,156

Average sales prices:
Gas (per mcf) (2) (3)	$10.49
Oil (per bbl) (3)	$59.24

Average production costs:
As a percent of sales	12%
Per mcfe (3)	$1.27

Depletion per mcfe	$3.45

(1)	Excludes sales of residual gas and sales to landowners.
(2)	The average sales price per mcf before the effects of hedging was $9.91 for the period ended March 31, 2006. There were no hedging transactions in the period ended March 31, 2005.
(3)	“Mcf” means thousand cubic feet, “mcfe” means thousand cubic feet equivalent and “bbls” means barrels. Bbls are converted to mcfe using the ratio of six mcfs to one bbl.

Liquidity and Capital Resources

Cash provided by operating activities was $8,720,200 for the three months ended March 31, 2006, which includes net earnings, depletion, accretion, accrued liabilities and a decrease in accounts receivable affiliate.

Cash used in investing activities was $5,487,300 for the three months ended March 31, 2006, which was used in drilling contracts paid to our managing general partner.

Cash provided by financing activities was $1,894,200 for the three months ended March 31, 2006, which was used for distribution to partners.

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

Recently Issued Financial Accounting Standards

In May 2005, the Financial Accounting Standards Board, (“FASB”) issued Statement No. 154, Accounting Changes and Error Corrections (“SFAS 154”). SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle. It also requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. The statement became effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. SFAS 154 did not have a material impact on the Partnership’s financial position or results of operations.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our managing general partner’s management, including our managing general partner’s Chief Executive Officer and Chief Financial Officer, our managing general partner has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e) and Rule 15d-15(e)) as of the end of the period covered by this report and based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective in all material respects, including those to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including our managing general partner’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely disclosure. There have been no changes in our internal controls or in other factors that could significantly affect controls in the first quarter and subsequent to the date of their evaluation.

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

SIGNATURES

In pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Atlas America Public #14-2005 (A) L.P.

Atlas Resources, LLC, Managing General Partner

Date: May 12, 2006	By:/s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive Officer
and President

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 12, 2006	By:/s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive
Officer and President

Date: May 12, 2006	By:/s/ Nancy J. McGurk
Nancy J. McGurk, Vice President, Chief Financial Officer and Chief
Accounting Officer