Form 10QSB
period 2006-06-30
Atlas America Public #14-2005 (A) LP
filed 2006-08-14
CIK 1336339

United States Securities and Exchange Commission

Washington, D.C. 20549

Form 10 QSB

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange
Act).Yes ☐ No ☑

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

ATLAS AMERICA PUBLIC #14-2005 (A) L.P.
INDEX TO QUARTERLY REPORT
ON FORM 10-QSB

PART I.	FINANCIAL INFORMATION	PAGE

Item 1:	Financial Statements

	Balance Sheets as of June 30, 2006 and December 31, 2005 (Unaudited)	3

	Statements of Operations for the Three and Six Months ended June 30, 2006 and 2005
	(Unaudited)	4

	Statement of Partners’ Capital Accounts for the Six Months ended June 30, 2006
	(Unaudited)	5

	Statements of Cash Flows for the Six Months ended June 30, 2006 and 2005
	(Unaudited)	6

	Notes to Financial Statements (Unaudited)	7-11

Item 2:	Management’s Discussion and Analysis of Financial Condition or Plan of Operations	12-15

Item 3:	Controls and Procedures	15

PART II.	OTHER INFORMATION

Item 6:	Exhibits	15

SIGNATURES		16

CERTIFICATIONS		17-20

ITEM 1. FINANCIAL STATEMENTS

ATLAS AMERICA PUBLIC 14-2005(A) L.P.
BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2006	2005

ASSETS
Current Assets:
Cash and cash equivalents	$3,491,400	$901,600
Accounts receivable-affiliate	5,737,500	10,039,300
Hedge receivable short-term-affiliate	1,378,100	145,300
Total current assets	10,607,000	11,086,200

Oil and gas properties, net	83,748,100	80,648,700

Hedge receivable long-term-affiliate	1,853,200	―
	$96,208,300	$91,734,900

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accrued liabilities	$11,300	$20,200
Hedge liability short-term-affiliate	―	14,200
Total current liabilities	11,300	34,400

Asset retirement obligation	1,973,100	1,915,600
Hedge liability long-term-affiliate	2,285,400	635,600

Partners’ capital:
Managing general partner	20,789,300	18,591,300
Investor partners (6,982.05 units)	70,203,300	71,062,500
Accumulated comprehensive income (loss)	945,900	(504,500)
	91,938,500	89,149,300
	$96,208,300	$91,734,900

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #14-2005 (A) L.P.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2006	2005		2006	2005
REVENUES:
Natural gas and oil sales	$7,841,200		$57,600	$12,696,700		$57,600
Interest income	17,700		―	25,100		―
Total revenues	7,858,900		57,600	12,721,800		57,600

COSTS AND EXPENSES:
Production expenses	1,276,900		1,300	1,864,700		1,300
Depletion	3,040,700		26,500	4,640,800		26,500
Accretion of asset retirement obligation	28,700		13,900	57,500		13,900
General and administrative expenses	81,300		10,500	135,000		10,500
Total expenses	4,427,600		52,200	6,698,000		52,200

Net earnings	$3,431,300		$5,400	$6,023,800		$5,400

Allocation of net earnings:
Managing general partner	$1,853,500		$5,300	$3,098,500		$5,300
Investor partners	$1,577,800		$100	$2,925,300		$100
Net earnings per investor partnership unit	$226	$	―	$419	$	―

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #14-2005 (A) L.P.
STATEMENT OF PARTNERS’ CAPITAL ACCOUNTS
FOR THE SIX MONTHS ENDED June 30, 2006
(Unaudited)

	Managing		Accumulated
	General	Investor	Comprehensive
	Partner	Partners	Income (Loss)	Total

Balance at January 1, 2006	$18,591,300	$71,062,500	$(504,500)	$89,149,300

Participation in revenues and expenses:
Net production revenues	3,791,200	7,040,800	―	10,832,000
Interest income	8,800	16,300	―	25,100
Depletion	(634,100)	(4,006,700)	―	(4,640,800)
Accretion of asset retirement obligation	(20,100)	(37,400)	―	(57,500)
General and administrative	(47,300)	(87,700)	―	(135,000)
Net earnings	3,098,500	2,925,300	―	6,023,800

Other comprehensive income	―	―	1,450,400	1,450,400

MGP asset contributions	1,137,300	―	―	1,137,300

Distributions to partners	(2,037,800)	(3,784,500)	―	(5,822,300)

Balance at June 30, 2006	$20,789,300	$70,203,300	$945,900	$91,938,500

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC 14-2005(A) L.P.
STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2006		2005
Cash flows from operating activities:
Net earnings		$6,023,800	$5,400
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depletion		4,640,800	26,500
Accretion of asset retirement obligation		57,500	13,900
Increase in accounts receivable - affiliate		(2,301,100)	(55,800)
(Decrease) increase in accrued liabilities		(8,900)	10,000
Net cash provided by operating activities		8,412,100	―

Cash flows from investing activities:
Capital expenditure		―	(69,674,900)
Net cash used in investing activities		―	(69,674,900)

Cash flows from financing activities:
Distributions to partners		(5,822,300)	―
Partner contributions		―	69,675,000
Net cash (used in) provided by financing activities		(5,822,300)	69,675,000

Net increase in cash and cash equivalents		2,589,800	100
Cash and cash equivalents at beginning of period		901,600	―
Cash and cash equivalents at end of period		$3,491,400	$100

Supplemental schedule of non-cash investing and financing activities:

Asset contributions:
Tangible equipment and intangible drilling costs		$7,740,200	$23,596,700
Syndication and offering cost		―	7,315,900
		$7,740,200	$30,912,600

Asset retirement obligations and cost	$	―	$477,600

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC 14-2005(A) L.P.
NOTES TO FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)
NOTE 1 - NATURE OF OPERATIONS

The financial statements of Atlas America Public #14-2005 (A) L.P. (“the Partnership”) as of and for the three and six months ended June 30, 2006 and 2005 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Partnership’s Form 10-KSB for the year ended December 31, 2005. The results of operations for the three and six months ended June 30, 2006 may not necessarily be indicative of the results of operations for the year ended December 31, 2006.

Atlas America, Inc. recently announced that it intends to transfer into a wholly-owned limited liability company subsidiary, substantially all of its natural gas and oil exploration and production assets. As part of that transaction, in March 2006, Atlas Resources, Inc., our Managing General Partner ("MGP")  was merged into a newly-formed limited liability company, Atlas Resources, LLC,  which Atlas America, Inc. anticipates will become an indirect subsidiary of Atlas America’s newly-formed subsidiary. Atlas Resources, LLC, however, will continue to serve as our MGP and does not expect that any of these transactions will have a material effect on the Partnership’s financial position or results of operations. Atlas America, Inc. further intends to make a registered initial public offering of a minority interest, estimated to be 20%, in its newly-formed subsidiary.

Atlas Resources, LLC Change in Fiscal Year End

On June 15, 2006, Atlas Resources, LLC, along with its parent company Atlas America Inc., changed its fiscal year end from September 30 to December 31.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In addition to matters discussed further in this note, the Partnership’s significant accounting policies are detailed in its audited financial statements and notes thereto in the Partnership’s annual report on Form 10-KSB for the year ended December 31, 2005 filed with the Securities and Exchange Commission.

Receivables

In evaluating the need for an allowance for possible losses, our Managing General Partner, performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness, as determined by review of its customers’ credit information. Credit is extended on an unsecured basis to many of its energy customers. At June 30, 2006 our MGP's credit evaluation indicated that it has no need for an allowance for possible losses.

Revenue Recognition

Because there are timing differences between the delivery of the Partnership's natural gas and oil and the receipt of a delivery statement, the Partnership has unbilled revenues. These revenues are accrued based upon volumetric data from the Partnership’s records and estimates of the related transportation and compression fees which are, in turn, based upon applicable product prices. The Partnership had unbilled trade receivables of $4,064,800 at June 30, 2006 and $2,423,200 at December 31, 2005 which are included in Accounts receivable-affiliate, on its Balance Sheets.

ATLAS AMERICA PUBLIC 14-2005(A) L.P.
NOTES TO FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

Reclassifications

Certain reclassifications have been made to the 2005 financial statements to conform to the 2006 presentation.

Asset Retirement Obligation

A reconciliation of the Partnership’s liability for plugging and abandonment costs for the three and six months ending June 30, 2006 and 2005 is as follows:

	Three Months			Six Months
	2006	2005		2006	2005

Asset retirement obligation at beginning of period	$1,944,400	$	―	$1,915,600	$	―
Liabilities incurred from drilling wells	―		463,700	―		463,700
Accretion expense	28,700		13,900	57,500		13,900
Total asset retirement obligation at end of period	$1,973,100		$477,600	$1,973,100		$477,600

Concentration of Credit Risk

Financial instruments, which potentially subject the Partnership to concentrations of credit risk, consist principally of periodic temporary investments of cash and cash equivalents. The Partnership places its temporary cash investments in deposits with high-quality financial institutions. At June 30, 2006, the Partnership had $3,582,100 in deposits at one bank of which $3,482,100 was over the insurance limit of the Federal Deposit Insurance Corporation and at December 31, 2005 the Partnership had $903,900 in deposits at one bank of which $803,900 was over the insurance limit of the Federal Deposit Insurance Corporation. No losses have been experienced on such investments.

Property and Equipment

Oil and gas properties consist of the following at the dates indicated:	June 30,	December 31,
	2006	2005
Capitalized costs of properties:
Proved properties	$1,837,300	$1,822,600
Wells and related equipment	88,092,100	80,366,600
	89,929,400	82,189,200

Accumulated depletion	(6,181,300)	(1,540,500)
	$83,748,100	$80,648,700

ATLAS AMERICA PUBLIC 14-2005(A) L.P.
NOTES TO FINANCIAL STATEMENTS
June 30, 2006
(Unaudited

NOTE 3 - TRANSACTIONS WITH ATLAS RESOURCES, LLC AND ITS AFFILIATES

The Partnership has entered into the following significant transactions with its Managing General Partner, and its affiliates as provided under the Partnership agreement:

•
Administrative costs which are included in general and administrative expenses in the Partnership’s Statement of Operations are payable at $75 per well per month. Administrative costs incurred for the three months ended June 30, 2006 and 2005 were $59,500 and $300, respectively; and $102,400 and $300 for the six months ended June 30, 2006 and 2005, respectively.

•
Monthly well supervision fees which are included in production expenses in the Partnership’s Statement of Operations are payable at $285 per well per month for operating and maintaining the wells. Well supervision fees incurred for the three months ended June 30, 2006 and 2005 were $226,200 and $1,100, respectively; and $389,100 and $1,100 for the six months ended June 30, 2006 and 2005, respectively.

•
Transportation fees which are included in production expenses in the Partnership’s Statement of Operations are payable at rates ranging from $.29-$.35 per mcf (one thousand cubic feet) to 10% of the natural gas sales price. Transportation costs incurred for the three months ended June 30, 2006 and 2005 were $842,000 and $0, respectively; and $1,139,300 and $0 for the six months ended June 30, 2006 and 2005, respectively.

The MGP performs all administrative and management functions for the Partnership including billing revenues and paying expenses. Accounts receivable - affiliate on the balance sheets represents the net production revenues due from the MGP.

Comprehensive Income

Comprehensive income includes net income and all other changes in equity of a business during a period from non-owner sources. For the Partnership this includes only changes in the fair value of unrealized hedging gains and losses.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Net earnings	$3,431,300	$5,400	$6,023,800	$5,400
Other comprehensive income:
Unrealized holding gain on hedging contracts	1,556,200	―	2,119,100	―
Less: reclassification adjustment for (gain)
realized in net earnings	(460,700)	―	(668,700)	―
	1,095,500	―	1,450,400	―
Comprehensive income	$4,526,800	$5,400	$7,474,200	$5,400

ATLAS AMERICA PUBLIC 14-2005(A) L.P.
NOTES TO FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

NOTE 3 - TRANSACTIONS WITH ATLAS RESOURCES, LLC AND ITS AFFILIATES (CONTINUED)

Subordination of Managing General Partner’s Revenue Share

Under the terms of the partnership agreement, the MGP may be required to subordinate up to 50% of its share of production revenues of the Partnership, net of related operating costs, administrative costs and well supervision fees to the receipt by the investor partners of cash distributions from the partnership equal to at least 10% of their agreed subscriptions, determined on a cumulative basis in each of the first five years of the Partnership operations, commencing with the first distribution of revenues to the investor partners. Since inception of the program, the MGP has not been required to subordinate any of it’s revenues to the investor partners.

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

At June 30, 2006, Atlas America, Inc. had 117 open natural gas futures contracts on behalf of the Partnership related to natural gas sales covering 5,652,400 dekatherms (“Dth”) (net to the Partnership) of natural gas, maturing through December 31, 2009 at a combined average settlement price of $8.88 per Dth. There were no such open contracts at June 30, 2005. At June 30, 2006, the Partnership reflected net hedging assets on its balance sheet of $945,900. Of the $945,900 net gains in accumulated other comprehensive income (loss) at June 30, 2006, if the fair values of the instruments remain at current market values, the Partnership will reclassify $1,378,100 of net gains to its statement of operations over the next twelve month period as these contracts expire, and $432,200 of net losses will be reclassified in later periods. Actual amounts that will be reclassified will vary as a result of future price changes. Ineffective hedge gains or losses are recorded within the statement of operations while the hedge contract is open and may increase or decrease until settlement of the contract. The Partnership realized gains of $460,700 and $668,700 for the three and six months ended June 30, 2006, respectively, within its statement of operations related to the settlement of qualifying hedge instruments.

ATLAS AMERICA PUBLIC #14-2005 (A) L.P.
NOTES TO FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

NOTE 4 - DERIVATIVE INSTRUMENTS (CONTINUED)

As of June 30, 2006, Atlas America, Inc. on behalf of the Partnership, had the following natural gas volumes hedged:

Natural Gas Fixed - Price Swaps

Production		Average	Fair Value
Period	Volumes	Fixed Price	Asset (Liability) (2)
Ended June 30,	(MMBTU) (1)	(per MMBTU)	(in thousands)

2007	989,200	$9.67	$1,378
2008	2,155,000	8.76	(808)
2009	1,792,800	8.69	71
2010	715,400	8.61	305

Total asset			$946

(1)	MMBTU represents million British Thermal Units.
(2)	Fair value based on forward NYMEX natural gas prices, as applicable.

	June 30, 2006		December 31, 2005
	Book Value	Fair Value	Book Value	Fair Value
Assets
Derivative instruments	$3,231	$3,231	$145	$145
	$3,231	$3,231	$145	$145
Liabilities
Derivative instruments	$(2,285)	$(2,285)	$(650)	$(650)
	$946	$946	$(505)	$(505)

NOTE 5 - SUBSEQUENT EVENTS

On July 28, 2006, Atlas America, Inc.’s wholly-owned subsidiary, Atlas Energy Resources, LLC (“Atlas Energy”), filed a registration statement with the Securities and Exchange Commission for an initial public offering of $5,750,000 common units, representing an approximate 16.9% limited partner interest in it. Atlas Energy will own substantially all of Atlas America, Inc.’s natural gas and oil exploration and production assets, including those of our managing general partner, Atlas Resources, LLC. Atlas America, Inc. will enter into a management agreement with Atlas Energy and be responsible for its day-to-day operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
OR PLAN OF OPERATIONS (UNAUDITED)

Forward-Looking Statements

WHEN USED IN THIS FORM 10-QSB, THE WORDS “BELIEVES” “ANTICIPATES” “EXPECTS” AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES MORE PARTICULARLY DESCRIBED IN ITEM 1 OF OUR ANNUAL REPORT ON FORM 10-KSB. THESE RISKS AND UNCERTAINTIES, INCLUDING RISKS ASSOCIATED WITH FLUCTUATIONS IN THE MARKET PRICE FOR NATURAL GAS AND OIL, COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. WE UNDERTAKE NO OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO FORWARD-LOOKING STATEMENTS WHICH WE MAY MAKE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS FORM 10-QSB OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

Management’s Discussion and Analysis should be read in conjunction with our Financial Statements and the Notes to our Financial Statements.

General

We were formed as a Delaware limited partnership on March 3, 2005, with Atlas Resources, LLC as our managing general partner. We drilled and currently operate wells located in western Pennsylvania and Tennessee. We have no employees and rely on our managing general partner for management which, in turn, relies on its parent company, Atlas America, Inc. for administrative services.

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

Atlas America, Inc. recently announced that it intends to transfer into a wholly-owned limited liability company subsidiary, substantially all of its natural gas and oil exploration and production assets. As part of that transaction, in March 2006, Atlas Resources, Inc., our Managing General Partner ("MGP")  was merged into a newly-formed limited liability company, Atlas Resources, LLC, which Atlas America, Inc. anticipates will become an indirect subsidiary of Atlas America’s newly-formed subsidiary. Atlas Resources, LLC, however, will continue to serve as our MGP and does not expect that any of these transactions will have a material effect on the Partnership’s financial position or results of operations. Atlas America, Inc. further intends to make a registered initial public offering of a minority interest, estimated to be 20%, in its newly-formed subsidiary.

Results of Operations

The following table sets forth information relating to revenues recognized and costs and expenses incurred, daily production volumes, average sales prices, production, and depletion costs per equivalent unit during the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2006	2005		2006	2005
Production revenues (in thousands):
Gas	$7,683		$58	$12,412		$58
Oil	$158	$	―	$285		―
Total	$7,841		$58	$12,697		$58

Production volumes:
Gas (mcf/day) (2)	9,578		91	7,307		46
Oil (bbls/day) (2)	27		―	25		―
Total (mcfe/day) (2)	9,740		91	7,457		46

Average sales prices:
Gas (per mcf) (1) (2)	$8.81		$6.96	$9.38		$6.96
Oil (per bbl) (2)	$64.06	$	―	$61.83	$	―

Average production costs:
As a percent of sales	16%		2%	15%		2%
Per mcfe (2)	$1.44		$.16	$1.38		$.16

Depletion per mcfe	$3.43		$3.20	$3.44		$3.20
___________

(1)	The average sales price per mcf before the effects of hedging was $8.84 for the six months ended June 30, 2006. There were no hedging transactions in the period ended June 30, 2005.
(2)	“Mcf” means thousand cubic feet, “mcfe” means thousand cubic feet equivalent and “bbls” means barrels. Bbls are converted to mcfe using the ratio of six mcfs to one bbl.

Natural Gas Revenues. Our natural gas revenues were $7,682,800 and $57,600 for the three months ended June 30, 2006 and 2005, respectively, resulting in an increase of $7,625,200 (13,238%). This increase was due to an increase in production volumes to 9,578 mcf per day for the three months ended June 30, 2006 from 91 mcf per day for the three months ended June 30, 2005, an increase of 9,487 mcf per day (10,425%). There was an increase in the average sales price we received for our natural gas to $8.81 for the three months ended June 30, 2006 as compared to $6.96 for the three months ended June 30, 2005, an increase of $1.85 per mcf (27%). The $7,625,200 increase in gas revenue for the three months ended June 30, 2006 as compared to the prior year similar period was attributable to a $6,008,800 increase in production volumes and a $1,616,400 increase in natural gas sale prices.

Our natural gas revenues were $12,412,100 and $57,600 for the six months ended June 30, 2006 and 2005, respectively, resulting in an increase of $12,354,500 (21,449%). This increase was due to an increase in production volumes to 7,307 mcf per day for the six months ended June 30, 2006 from 46 mcf per day for the six months ended June 30, 2005, an increase of 7,261 mcf per day (15,785%). There was an increase in the average sales price we received for our natural gas to $9.38 for the six months ended June 30, 2006 as compared to $6.96 for the six months ended June 30, 2005, an increase of $2.42 per mcf (35%). The $12,354,500 increase in gas revenue for the six months ended June 30, 2006 as compared to the prior year similar period was attributable to a $9,148,000 increase in production volumes and a $3,206,500 increase in natural gas sale prices. The overall increase in natural gas revenues is attributable to additional wells being on-line as compared to the prior year similar period.

Oil Revenues. The Partnership drills wells primarily to produce natural gas, rather than oil, but there is some oil production. The Partnership’s oil revenues were $158,400 and $284,600 for the three and six months ended June 30, 2006, respectively. There were no oil revenues in the three and six months ended June 30, 2005.

Expenses. Production expenses were $1,276,900 and $1,300 for the three months ended June 30, 2006 and 2005, respectively, an increase of $1,275,600 (98,123%). Production expenses were $1,864,700 and $1,300 for the six months ended June 30, 2006 and 2005, respectively, an increase of $1,863,400 (143,338%). These increases were primarily attributable to additional wells being on-line as compared to the prior year similar period.

Depletion of oil and gas properties as a percentage of oil and gas revenues was 39% and 46% in the three months ended June 30, 2006 and 2005, respectively, and 37% and 46% for the six months ended June 30, 2006 and 2005, respectively. This percentage change is directly attributable to changes in revenues, oil and gas reserve quantities, product prices, production volumes and changes in the depletable cost basis of oil and gas properties.

General and administrative expenses for the three months ended June 30, 2006 and 2005 were $81,300 and $10,500, respectively, an increase of $70,800 (674%). For the six months ended June 30, 2006 and 2005 these expenses were $135,000 and $10,500, respectively, an increase of $124,500 (1,186%). These expenses include outside costs for services as well as the monthly administrative fee charged by our managing general partner. This increase was primarily due to additional wells being on-line as compared to the prior year similar period.

Liquidity and Capital Resources. Cash provided by operating activities increased $8,412,100 in the six months ended June 30, 2006 to $8,412,100 compared to $ 0 for the six months ended June 30, 2005. This increase was primarily due to increases in net earnings and depletion as compared to the prior year similar period.

Cash used in financing activities for the period ended June 30, 2006 was $5,822,300 which was the amount paid in distributions to the partners in the current period. Cash provided by financing activities for the period ended June 30, 2005 was $69,675,000 which was investor contributions paid for well drilling costs.

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

For a detailed discussion on the application of our remaining policies critical to our business operations and other accounting policies, see Note 2 of the "Notes to Financial Statements" in our Annual Report on Form-10 KSB.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our managing general partner’s management, including our managing general partner’s Chief Executive Officer and Chief Financial Officer, our managing general partner has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e) and Rule 15d-15(e)) as of the end of the period covered by this report and based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective including those to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including our managing general partner’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely disclosure. There have been no changes in our internal controls or in other factors that could significantly affect controls in the last quarter and subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

ITEM 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification Pursuant to Rule 13a-14/15(d)-14
31.2	Certification Pursuant to Rule 13a-14/15(d)-14
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Atlas America Public #14-2005 (A) L.P.

Atlas Resources, LLC, Managing General Partner

Date: August 14, 2006	By:/s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors, Chief
Executive Officer and President

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 14, 2006	By:/s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors, Chief
Executive Officer and President

Date: August 14, 2006	By:/s/ Nancy J. McGurk
Nancy J. McGurk, Vice President, Chief Financial Officer and
Chief Accounting Officer