Form 10QSB
period 2006-09-30
Atlas America Public #14-2005 (A) LP
filed 2006-11-14
CIK 1336339

United States Securities and Exchange Commission

Washington, D.C. 20549

Form 10 QSB

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

ATLAS AMERICA PUBLIC #14-2005 (A) L.P.
INDEX TO QUARTERLY REPORT
ON FORM 10-QSB

PART I.	FINANCIAL INFORMATION	PAGE

Item 1:	Financial Statements

	Balance Sheets as of September 30, 2006 and December 31, 2005 (Unaudited)	3

	Statements of Operations for the Three and Nine Months ended September 30, 2006 and 2005
	(Unaudited)	4

	Statement of Partners’ Capital Accounts for the Nine Months ended September 30, 2006
	(Unaudited)	5

	Statements of Cash Flows for the Nine Months ended September 30, 2006 and 2005
	(Unaudited)	6

	Notes to Financial Statements (Unaudited)	7-12

Item 2:	Management’s Discussion and Analysis of Financial Condition or Plan of Operations	12-15

Item 3:	Controls and Procedures	16

PART II.	OTHER INFORMATION

Item 6:	Exhibits	16

SIGNATURES		17

CERTIFICATIONS		18-21

PART I

ITEM 1. FINANCIAL STATEMENTS

ATLAS AMERICA PUBLIC #14-2005(A) L.P.
BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2006	2005

ASSETS
Current Assets:
Cash and cash equivalents	$3,479,200	$901,600
Accounts receivable-affiliate	4,675,900	10,039,300
Hedge receivable short-term-affiliate	2,536,900	145,300
Total current assets	10,692,000	11,086,200

Oil and gas properties, net	82,327,100	80,648,700

Hedge receivable long-term-affiliate	2,714,200	―
	$95,733,300	$91,734,900

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accrued liabilities	$13,600	$20,200
Hedge liability short-term-affiliate	―	14,200
Total current liabilities	13,600	34,400

Asset retirement obligation	2,001,800	1,915,600
Hedge liability long-term-affiliate	260,400	635,600

Partners’ capital:
Managing general partner	20,699,200	18,591,300
Limited partners (6,982.05 units)	67,767,600	71,062,500
Accumulated comprehensive income (loss)	4,990,700	(504,500)
	93,457,500	89,149,300
	$95,733,300	$91,734,900

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #14-2005 (A) L.P.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
REVENUES:
Natural gas and oil sales	$5,045,300	$712,900	$17,742,000	$770,500
Interest income	27,700	―	52,800	―
Total revenues	5,073,000	712,900	17,794,800	770,500

COSTS AND EXPENSES:
Production expenses	949,300	58,600	2,814,000	59,900
Depletion	2,036,200	355,300	6,677,000	381,800
Accretion of asset retirement obligation	28,700	37,800	86,200	51,700
General and administrative expenses	68,800	13,600	203,800	24,100
Total expenses	3,083,000	465,300	9,781,000	517,500

Net earnings	$1,990,000	$247,600	$8,013,800	$253,000

Allocation of net earnings:
Managing general partner	$1,092,900	$132,400	$4,191,400	$137,700
Limited partners	$897,100	$115,200	$3,822,400	$115,300
Net earnings per limited partnership unit	$128	$17	$547	$17

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #14-2005 (A) L.P.
STATEMENT OF PARTNERS’ CAPITAL ACCOUNTS
FOR THE NINE MONTHS ENDED September 30, 2006
(Unaudited)

	Managing		Accumulated
	General	Limited	Comprehensive
	Partner	Partners	Income (Loss)	Total

Balance at January 1, 2006	$18,591,300	$71,062,500	$(504,500)	$89,149,300

Participation in revenues and expenses:
Net production revenues	5,224,800	9,703,200	―	14,928,000
Interest income	18,500	34,300	―	52,800
Depletion	(950,400)	(5,726,600)	―	(6,677,000)
Accretion of asset retirement obligation	(30,200)	(56,000)	―	(86,200)
General and administrative	(71,300)	(132,500)	―	(203,800)
Net earnings	4,191,400	3,822,400	―	8,013,800

Other comprehensive income	―	―	5,495,200	5,495,200

MGP asset contributions	1,748,900	―	―	1,748,900

Distributions to partners	(3,832,400)	(7,117,300)	―	(10,949,700)

Balance at September 30, 2006	$20,699,200	$67,767,600	$4,990,700	$93,457,500

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #14-2005(A) L.P.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2006		2005
Cash flows from operating activities:
Net earnings		$8,013,800		$253,000
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depletion		6,677,000		381,800
Accretion of asset retirement obligation		86,200		51,700
Increase in accounts receivable-affiliate		(1,239,600)		(671,900)
(Decrease) increase in accrued liabilities		(6,600)		13,600
Net cash provided by operating activities		13,530,800		28,200

Cash flows from investing activities:
Purchase of tangible equipment		(3,500)		―
Oil and gas well drilling contracts paid to MGP		―		(69,674,900)
Net cash used in investing activities		(3,500)		(69,674,900)

Cash flows from financing activities:
Partner contributions		―		69,675,000
Distributions to partners		(10,949,700)		―
Net cash (used in) provided by financing activities		(10,949,700)		69,675,000

Net increase in cash and cash equivalents		2,577,600		28,300
Cash and cash equivalents at beginning of period		901,600		―
Cash and cash equivalents at end of period		$3,479,200		$28,300

Supplemental schedule of non-cash investing and financing activities:

Additional Asset Contributions:
Lease, intangible and tangible equipment costs included in oil and gas properties		$1,748,900		$23,596,700
Syndication and offering costs		—		7,315,900
		$1,748,900		$30,912,600
Oil and Gas Properties Receivable Transfer:
Intangible and tangible costs included in oil and gas properties		$6,603,000	$	―

Asset retirement obligation	$	―		$1,149,800

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #14-2005(A) L.P.
NOTES TO FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)
NOTE 1 - NATURE OF OPERATIONS

The financial statements of Atlas America Public #14-2005 (A) L.P. (the “Partnership”) as of and for the three and nine months ended September 30, 2006 and 2005 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Partnership’s Form 10-KSB for the year ended December 31, 2005. The results of operations for the three and nine months ended September 30, 2006 may not necessarily be indicative of the results of operations for the year ended December 31, 2006.

Atlas America, Inc. recently announced that it intends to transfer into a wholly-owned limited liability company subsidiary, substantially all of its natural gas and oil exploration and production assets. As part of that transaction, in March 2006, Atlas Resources, Inc., our Managing General Partner (“MGP”) was merged into a newly-formed limited liability company, Atlas Resources, LLC, which Atlas America, Inc. anticipates will become an indirect subsidiary of Atlas America’s newly-formed subsidiary. Atlas Resources, LLC, however, will continue to serve as the Partnership’s MGP and does not expect that any of these transactions will have a material effect on the Partnership’s financial position or results of operations. Atlas America, Inc. further intends to make a registered initial public offering of a minority interest, estimated to be 16.9%, in its newly-formed subsidiary.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In addition to matters discussed further in this note, the Partnership’s significant accounting policies are detailed in its audited financial statements and notes thereto in the Partnership’s annual report on Form 10-KSB for the year ended December 31, 2005 filed with the Securities and Exchange Commission.

Recently Issued Financial Accounting Standards

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 was issued to provide consistency in how registrants quantify financial statement misstatements. We are required to and will initially apply SAB 108 in connection with the preparation of our annual financial statements for the year ending December 31, 2006. We do not expect the application of SAB 108 to have a material effect on our financial position and results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement (“SFAS 157”). SFAS 157 addresses the need for increased consistency in fair value measurements, defining fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It also establishes a framework for measuring fair value and expands disclosure requirements. SFAS 157 is effective for us beginning January 1, 2008. We are currently evaluating the impact of the adoption of SFAS 157 on our financial position and results of operations.

ATLAS AMERICA PUBLIC #14-2005(A) L.P.
NOTES TO FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Receivables

In evaluating the need for an allowance for possible losses, our MGP performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness, as determined by review of its customers’ credit information. Credit is extended on an unsecured basis to many of its energy customers. At September 30, 2006 our MGP’s credit evaluation indicated that the Partnership has no need for an allowance for possible losses.

Revenue Recognition

Because there are timing differences between the delivery of the Partnership’s natural gas and oil and the receipt of a delivery statement, the Partnership has unbilled revenues. These revenues are accrued based upon volumetric data from the Partnership’s records and estimates of the related transportation and compression fees which are, in turn, based upon applicable product prices. The Partnership had unbilled trade receivables of $3,155,100 at September 30, 2006 and $2,423,200 at December 31, 2005 which are included in Accounts receivable-affiliate, on its Balance Sheets.

Reclassifications

Certain reclassifications have been made to the 2005 financial statements to conform to the 2006 presentation.

Asset Retirement Obligation

The Partnership accounts for the estimated plugging and abandonment costs for its oil and gas properties accordance with SFAS 143, Accounting for Asset Retirement Obligations.

A reconciliation of the Partnership’s liability for plugging and abandonment costs for the three and nine months ending September 30, 2006 and 2005 is as follows:

	Three Months		Nine Months
	2006	2005	2006	2005

Asset retirement obligation at beginning of period	$1,973,100	$477,600	$1,915,600	$	―
Liabilities incurred from drilling wells	―	686,100	―		1,149,800
Accretion expense	28,700	37,800	86,200		51,700
Total asset retirement obligation at end of period	$2,001,800	$1,201,500	$2,001,800		$1,201,500

Concentration of Credit Risk

Financial instruments, which potentially subject the Partnership to concentrations of credit risk, consist principally of periodic temporary investments of cash and cash equivalents. The Partnership places its temporary cash investments in deposits with high-quality financial institutions. At September 30, 2006, the Partnership had $3,597,700 in deposits at one bank of which $3,497,700 was over the insurance limit of the Federal Deposit Insurance Corporation and at December 31, 2005 the Partnership had $903,900 in deposits at one bank of which $803,900 was over the insurance limit of the Federal Deposit Insurance Corporation. No losses have been experienced on such investments.

ATLAS AMERICA PUBLIC #14-2005(A) L.P.
NOTES TO FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and Equipment

Oil and gas properties consist of the following at the dates indicated:	September 30,	December 31,
	2006	2005
Capitalized costs of properties:
Proved properties	$1,893,500	$1,822,600
Wells and related equipment	88,651,100	80,366,600
	90,544,600	82,189,200

Accumulated depletion	(8,217,500)	(1,540,500)
	$82,327,100	$80,648,700

NOTE 3 - TRANSACTIONS WITH ATLAS RESOURCES, LLC AND ITS AFFILIATES

The Partnership has entered into the following significant transactions with its MGP and its affiliates as provided under the Partnership agreement:

•
Administrative costs which are included in general and administrative expenses in the Partnership’s Statements of Operations are payable at $75 per well per month. Administrative costs incurred for the three months ended September 30, 2006 and 2005 were $60,700 and $7,000, respectively; and $163,100 and $7,300 for the nine months ended September 30, 2006 and 2005, respectively.

•
Monthly well supervision fees which are included in production expenses in the Partnership’s Statements of Operations are payable at $285 per well per month for operating and maintaining the wells. Well supervision fees incurred for the three months ended September 30, 2006 and 2005 were $230,700 and $27,000, respectively; and $619,800 and $28,100 for the nine months ended September 30, 2006 and 2005, respectively.

•
Transportation fees which are included in production expenses in the Partnership’s Statements of Operations are payable at rates ranging from $.29-$.35 per mcf (one thousand cubic feet) to 10% of the natural gas sales price. Transportation costs incurred for the three months ended September 30, 2006 and 2005 were $464,100 and $20,500, respectively; and $1,603,400 and $20,500 for the nine months ended September 30, 2006 and 2005, respectively.

•
Additional asset contributions from the Managing General Partner which are included on the Statements of Cash Flows for the nine months ended September 30, 2006 and 2005 were $1,748,900 and $30,912,600, respectively.

The MGP performs all administrative and management functions for the Partnership including billing revenues and paying expenses. Accounts receivable-affiliate on the balance sheets represents the net production revenues due from the MGP.

ATLAS AMERICA PUBLIC #14-2005(A) L.P.
NOTES TO FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

NOTE 3 - TRANSACTIONS WITH ATLAS RESOURCES, LLC AND ITS AFFILIATES (CONTINUED)

Comprehensive Income

Comprehensive income includes net income and all other changes in equity of a business during a period from non-owner sources that, under accounting principles generally accepted in the United States of America, have not been recognized in the calculation of net income. For the Partnership this includes only changes in the fair value of unrealized hedging gains and losses.
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Net earnings	$1,990,000	$247,600	$8,013,800	$253,000
Other comprehensive income:
Unrealized holding gain on hedging contracts	4,644,100	―	6,763,200	―
Less: reclassification adjustment for gains
realized in net earnings	(599,300)	―	(1,268,000)	―
Total other comprehensive income	4,044,800	―	5,495,200	―
Comprehensive income	$6,034,800	$247,600	$13,509,000	$253,000

Subordination of Managing General Partner’s Revenue Share

Under the terms of the partnership agreement, the MGP may be required to subordinate up to 50% of its share of production revenues of the Partnership, net of related operating costs, administrative costs and well supervision fees to the receipt by the limited partners of cash distributions from the partnership equal to at least 10% of their agreed subscriptions, determined on a cumulative basis in each of the first five years of the Partnership operations, commencing with the first distribution of revenues to the limited partners. Since inception of the program, the MGP has not been required to subordinate any of it’s revenues to the limited partners.

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

The Partnership formally documents all relationships between hedging instruments and the items being hedged, including the Partnership’s risk management objective and strategy for undertaking the hedging transactions. This includes matching the natural gas futures and options contracts to the forecasted transactions. The Partnership assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives are highly effective in offsetting changes in the fair value of hedged items. Historically these contracts have qualified and been designated as cash flow hedges and recorded at their fair values. Derivatives are recorded on the balance sheet as assets and liabilities at fair value. Gains or losses on future contracts are determined as the difference between the contract price and a reference price, generally prices on NYMEX. Changes in fair value are recognized in Partners’ Capital as accumulated other comprehensive income (loss) and recognized within the statements of operations in the month the hedged gas is settled. If it is determined that a derivative is not highly effective as a hedge or it has ceased to be a highly effective hedge, due to the loss of correlation between changes in gas reference prices under a hedging instrument and actual gas prices, the Partnership will discontinue hedge accounting for the derivative and subsequent changes in fair value for the derivative will be recognized immediately into earnings.

ATLAS AMERICA PUBLIC #14-2005(A) L.P.
NOTES TO FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

NOTE 4 - DERIVATIVE INSTRUMENTS (CONTINUED)

At September 30, 2006, Atlas America, Inc. had open natural gas futures contracts allocated to the Partnership related to natural gas sales covering 4,808,800 dekatherms (“Dth”) (net to the Partnership) of natural gas, maturing through December 31, 2009 at a combined average settlement price of $8.85 per Dth. There were no such open contracts at September 30, 2005. At September 30, 2006, the Partnership reflected net hedging assets on its balance sheet of $4,990,700. Of the $4,990,700 net gains in accumulated other comprehensive income (loss) at September 30, 2006, if the fair values of the instruments remain at current market values, the Partnership will reclassify $2,536,900 of net gains to its statement of operations over the next twelve month period as these contracts expire, and $2,453,800 of net gains will be reclassified in later periods. Actual amounts that will be reclassified will vary as a result of future price changes. Ineffective hedge gains or losses are recorded within the statement of operations while the hedge contract is open and may increase or decrease until settlement of the contract. The Partnership realized gains of $599,300 and $1,268,000 for the three and nine months ended September 30, 2006, respectively, within its statement of operations related to the settlement of qualifying hedge instruments. The Partnership recognized no gains or losses during the three months and nine months ended September 30, 2006 for hedge ineffectiveness or as a result of the discontinuance of these cash flow hedges.

As of September 30, 2006, Atlas America, Inc. on behalf of the Partnership, had the following natural gas volumes hedged:

Natural Gas Fixed - Price Swaps

Twelve Month		Average	Fair Value
Production Period	Volumes	Fixed Price	Asset (2)
Ended September 30,	(MMBTU) (1)	(per MMBTU)	(in thousands)

2007	1,275,000	$9.26	$2,537
2008	1,846,300	8.75	1,254
2009	1,381,000	8.65	992
2010	306,500	8.61	208

Total asset			$4,991

(1)	MMBTU represents million British Thermal Units.
(2)	Fair value based on forward NYMEX natural gas prices, as applicable.

	September 30, 2006		December 31, 2005
	Book Value	Fair Value	Book Value	Fair Value
Assets
Derivative instruments	$5,251	$5,251	$145	$145
	$5,251	$5,251	$145	$145
Liabilities
Derivative instruments	$(260)	$(260)	$(650)	$(650)
	$4,991	$4,991	$(505)	$(505)

ATLAS AMERICA PUBLIC #14-2005 (A) L.P.
NOTES TO FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

NOTE 5 - SUBSEQUENT EVENT

On November 1, 2006, Atlas America, Inc.’s wholly-owned subsidiary, Atlas Energy Resources, LLC (“Atlas Energy”), filed a second amendment to its registration statement with the Securities and Exchange Commission for an initial public offering of 6,075,000 common units, representing an approximate 16.9% limited partner interest in it. Atlas Energy will own substantially all of Atlas America, Inc.’s natural gas and oil exploration and production assets, including those of our MGP, Atlas Resources, LLC. Atlas America, Inc. will enter into a management agreement with Atlas Energy and be responsible for its day-to-day operations.

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

Atlas America, Inc. recently announced that it intends to transfer into a wholly-owned limited liability company subsidiary, substantially all of its natural gas and oil exploration and production assets. As part of that transaction, in March 2006, Atlas Resources, Inc., our Managing General Partner or MGP was merged into a newly-formed limited liability company, Atlas Resources, LLC, which Atlas America, Inc. anticipates will become an indirect subsidiary of Atlas America’s newly-formed subsidiary. Atlas Resources, LLC, however, will continue to serve as our MGP and does not expect that any of these transactions will have a material effect on our financial position or results of operations. Atlas America, Inc. further intends to make a registered initial public offering of a minority interest, estimated to be 16.9%, in its newly-formed subsidiary.

Results of Operations

The following table sets forth information relating to our production revenues and expenses during the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Production revenues (in thousands):
Gas	$4,871	$710	$17,283	$767
Oil	$174	$3	$459	$3
Total	$5,045	$713	$17,742	$770

Production volumes:
Gas (mcf/day) (2)	6,544	1,120	7,050	913
Oil (bbls/day) (2)	28	1	26	1
Total (mcfe/day) (2)	6,712	1,126	7,206	919

Average sales prices:
Gas (per mcf) (1) (2)	$8.09	$6.89	$8.98	$6.89
Oil (per bbl) (2)	$66.68	$59.50	$63.59	$59.50

Average production costs:
As a percent of sales	19%	8%	16%	8%
Per mcfe (2)	$1.54	$.57	$1.43	$.54

Depletion per mcfe	$3.30	$3.44	$3.39	$3.42
______________
(1)
The average sales price per mcf before the effects of hedging was $7.09 and $8.29 for the three and nine months ended September 30, 2006, respectively. There were no hedging transactions in the three and nine months ended September 30, 2005.

(2)	“Mcf” means thousand cubic feet, “mcfe” means thousand cubic feet equivalent and “bbls” means barrels. Bbls are converted to mcfe using the ratio of six mcfs to one bbl.

Natural Gas Revenues. Our natural gas revenues were $4,870,800 and $709,800 for the three months ended September 30, 2006 and 2005, respectively, resulting in an increase of $4,161,000 (586%). This increase was due to an increase in production volumes to 6,544 mcf per day for the three months ended September 30, 2006 from 1,120 mcf per day for the three months ended September 30, 2005, an increase of 5,424 mcf per day (484%), and an increase in the average sales price we received for our natural gas to $8.09 for the three months ended September 30, 2006 as compared to $6.89 for the three months ended September 30, 2005, an increase of $1.20 per mcf (17%). The $4,161,000 increase in gas revenue for the three months ended September 30, 2006 as compared to the prior year similar period was attributable to a $3,437,200 increase in production volumes and a $723,800 increase in natural gas sale prices.

Our natural gas revenues were $17,282,900 and $767,400 for the nine months ended September 30, 2006 and 2005, respectively, resulting in an increase of $16,515,500 (2,152%). This increase was due to an increase in production volumes to 7,050 mcf per day for the nine months ended September 30, 2006 from 913 mcf per day for the nine months ended September 30, 2005, an increase of 6,137 mcf per day (672%), and an increase in the average sales price we received for our natural gas to $8.98 for the nine months ended September 30, 2006 as compared to $6.89 for the nine months ended September 30, 2005, an increase of $2.09 per mcf (30%). The $16,515,500 increase in gas revenue for the nine months ended September 30, 2006 as compared to the prior year similar period was attributable to a $12,500,400 increase in production volumes and a $4,015,100 increase in natural gas sale prices.

The overall increase in natural gas revenues is attributable to a substantial number of new wells being on-line as compared to the prior year similar period.

Oil Revenues. We drill wells primarily to produce natural gas, rather than oil, but some wells have some oil production. Our oil revenues were $174,500 and $3,100 for the three months ended September 30, 2006 and 2005, respectively, an increase of $171,400 (5,529%) and $459,100 and $3,100 for the nine months ended September 30, 2006 and 2005, respectively, an increase of $456,000 (14,710%). These increases resulted from a 4,982% and 6,198% increase in the average production volumes for the three and nine months ended September 30, 2006, respectively, and by increases of 12% and 7% in the average sales price, for the three and nine months ended September 30, 2006, respectively. The $456,000 increase in the oil revenues for the nine months ended September 30, 2006 as compared to the prior year similar period was attributable to $426,500 in volume increases and by $29,500 in price increases, which are driven by market conditions.

Expenses. Production expenses were $949,300 and $58,600 for the three months ended September 30, 2006 and 2005, respectively, an increase of $890,700 (1,520%). Production expenses were $2,814,000 and $59,900 for the nine months ended September 30, 2006 and 2005, respectively, an increase of $2,754,100 (4,598%). These increases were primarily due to an increase in operating fees and transportation fees that had rates ranging from $.29-$.35 per mcf to 10% of the natural gas sales prices and more new wells being on-line as compared to the prior year similar period.

Depletion of oil and gas properties as a percentage of oil and gas revenues was 40% and 50% in the three months ended September 30, 2006 and 2005, respectively, and 38% and 50% for the nine months ended September 30, 2006 and 2005, respectively. These percentage changes are directly attributable to revenues, oil and gas reserve quantities, product prices, production volumes and changes in the depletable cost basis of oil and gas properties.

General and administrative expenses for the three months ended September 30, 2006 and 2005 were $68,800 and $13,600, respectively, an increase of $55,200 (406%). For the nine months ended September 30, 2006 and 2005 these expenses were $203,800 and $24,100, respectively, an increase of $179,700 (746%). These expenses include outside costs for services as well as the monthly administrative fee charged by our MGP. These increases were primarily due to a substantial number of new wells being on-line as compared to the prior year similar period.

Liquidity and Capital Resources. Cash provided by operating activities increased $13,502,600 in the nine months ended September 30, 2006 to $13,530,800 compared to $28,200 for the nine months ended September 30, 2005. This increase was primarily due to an increase in net earnings as compared to the prior year similar period.

Cash used in financing activities was $10,949,700 which was the amount paid in distributions to the partners for the period ended September 30, 2006. Cash provided by financing activities was $69,675,000, which was investor contributions paid for well drilling costs for the period ended September 30, 2005.

We had no material commitments to make capital expenditures and we do not expect any in the foreseeable future, except that our MGP may withhold funds for the future plugging and abandonment costs. Any additional funds, if required, will be obtained from production revenues or borrowings from our MGP or its affiliates, which are not contractually committed to make loans to us. The amount that may be borrowed may not at any time exceed 5% of our total subscriptions, and no borrowings will be obtained from third parties.

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

Recently Issued Financial Accounting Standards

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 was issued to provide consistency in how registrants quantify financial statement misstatements. We are required to and will initially apply SAB 108 in connection with the preparation of our annual financial statements for the year ending December 31, 2006. We do not expect the application of SAB 108 to have a material effect on our financial position and results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement (“SFAS 157”). SFAS 157 addresses the need for increased consistency in fair value measurements, defining fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It also establishes a framework for measuring fair value and expands disclosure requirements. SFAS 157 is effective for us beginning January 1, 2008. We are currently evaluating the impact of the adoption of SFAS 157 on our financial position and results of operations.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our MGP’s management, including our MGP’s Chief Executive Officer and Chief Financial Officer, our MGP has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e) and Rule 15d-15(e)) as of the end of the period covered by this report and based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective including those to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including our MGP’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely disclosure. There have been no changes during our last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Atlas America Public #14-2005 (A) L.P.

Atlas Resources, LLC, Managing General Partner

Date: November 14, 2006	By:/s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors, Chief
Executive Officer and President

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: November 14, 2006	By:/s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors, Chief
Executive Officer and President

Date: November 14, 2006	By:/s/ Nancy J. McGurk
Nancy J. McGurk, Vice President, Chief Financial Officer and
Chief Accounting Officer