Form 10KSB
period 2006-12-31
Atlas America Public #14-2005 (A) LP
filed 2007-04-02
CIK 1336339

United States Securities and Exchange Commission
Washington, D.C. 20549

Form 10-KSB
(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Issuer's telephone number (412) 262-2830

Securities registered under Section 12(b) of the Exchange Act.

Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act Investor General Partner Units and Limited Partner Units
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ☑

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑

State issuer's revenues for its most recent fiscal year 22,066,900

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

ATLAS AMERICA PUBLIC #14-2005 (A) L.P.
(A DELAWARE LIMITED PARTNERSHIP)
INDEX TO ANNUAL REPORT
ON FORM 10-KSB

PART I		PAGE

Item 1:	Description of Business	3-5

Item 2:	Description of Properties	6-10

Item 3:	Legal Proceedings	10

Item 4:	Submission of Matters to a Vote of Security Holders	10

PART II

Item 5:	Market for Registrant's Common Equity and Related Security Holder Matters	10-11

Item 6:	Management's Discussion and Analysis of Financial Condition or Plan of Operations	11-17

Item 7:	Financial Statements	18-34

Item 8:	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	34

Item 8A:	Controls and Procedures	34

Item 8B:	Other Information	35

PART III

Item 9:	Directors, Executive Officers and Significant Employees, Compliance with Section (16a)
	of the Exchange Act	35-37

Item 10:	Executive Compensation	38

Item 11:	Security Ownership of Certain Beneficial Owners and Management	38

Item 12:	Certain Relationships and Related Party Transactions	38-39

Item 13:	Exhibits	39

Item 14:	Principal Accountant Fees and Services	39

SIGNATURES		40

PART I

ITEM 1. DESCRIPTION OF BUSINESS

The matters discussed within this report include forward-looking statements. These statements may be identified by the use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “should,” or “will,” or the negative thereof or other variations thereon or comparable terminology. In particular, statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance contained in this report are forward-looking statements. We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements.

General.  We were formed as a Delaware limited partnership on March 3, 2005, with Atlas Resources, Inc. as our Managing General Partner or MGP, to drill natural gas development wells. We currently operate wells located in western Pennsylvania and Tennessee. We have no employees and rely on our MGP for management, which, in turn, relies on its parent company, Atlas Energy Resources, LLC or Atlas America, Inc. or Atlas America for administrative services. See Item 9 “Directors, Executive Officers and Significant Employees, Compliance with Section 16(a) of the Exchange Act”.

We received total cash subscriptions from investors of $69,674,900, which were paid to our MGP acting as operator and general drilling contractor under our drilling and operating agreement. Our MGP contributed cash and leases and paid all organization and offering costs and 71.60% of the tangible (“equipment”) costs for a total capital contribution to us of $25,626,900. We have drilled 343 developmental wells to the Clinton/Medina, Upper Devonian Sandstones and Southern Shale geological formations in Pennsylvania and Tennessee.

Spin-off of Atlas America, Inc. from Resource America, Inc. On June 30, 2005, Resource America, Inc., or RAI, our former indirect parent, distributed its remaining 10.7 million shares of Atlas America to its stockholders in the form of a tax-free dividend. Although the distribution itself was tax-free to RAI stockholders, as a result of the deconsolidation there may be some tax liability arising from prior unrelated corporate transactions among Atlas America and some of its subsidiaries. These transactions did not have a direct material impact on our financial position or results of operations, and Atlas America (and our MGP) no longer consolidate with RAI as of June 30, 2005.

    Atlas Resources Inc. Merged into Atlas Resources, LLC. In March 2006, Atlas Resources, Inc., our MGP was merged into a newly-formed limited liability company, Atlas Resources, LLC, which became an indirect subsidiary of Atlas Energy Resources, LLC, (NYSE:ATN), or Atlas Energy, a newly-formed subsidiary of Atlas America. Atlas Resources, LLC serves as our MGP.

    Public Offering of Atlas Energy Resources, LLC. In December 2006, Atlas America contributed substantially all of its natural gas and oil assets and its investment partnership management business to Atlas Energy. Concurrent with this transaction, Atlas Energy issued 7,273,750 common units, representing a 19.5% ownership interest, in an initial public offering at a price of $21.00 per unit. The net proceeds of approximately $139.9 million, after underwriting discounts and commissions, were distributed to Atlas America.

    Atlas Energy is a limited liability company focused on the development and production of natural gas and, to a lesser extent, oil in the Appalachian Basin region of the United States of America, principally in western New York, eastern Ohio, western Pennsylvania and Tennessee. Atlas Energy is managed by Atlas Energy Management, Inc., through which Atlas America provides Atlas Energy with the personnel necessary to manage its assets and raise capital.

Business Strategy. Our wells are currently producing natural gas and, to a far lesser extent, oil which are our only products. Most of our gas is gathered and delivered to market through Atlas Pipeline Partners L.P.'s gas gathering system, which is managed by an affiliate of our MGP. We do not plan to sell any of our wells and will continue to produce them until they are depleted or become uneconomical to produce, at which time they will be plugged and abandoned or sold. No other wells will be drilled beyond those initially drilled after our partnership formation. See Item 2 “Description of Properties” for information concerning our wells.

Our ongoing operating and maintenance costs have been and are expected to be fulfilled through revenues from the sale of our natural gas and oil production. We pay our MGP a monthly well supervision fee of $285 per well, as outlined in our drilling and operating agreement. This well supervision fee covers all normal and regularly recurring operating expenses for the production, delivery and sale of natural gas and, to a lesser extent oil, such as:

•	well tending, routine maintenance and adjustment;
•	reading meters, recording production, pumping, maintaining appropriate books and records; and
•	preparing reports to us and to government agencies.

The well supervision fees, however, do not include costs and expenses related to the purchase of certain equipment, materials and brine disposal. If these expenses are incurred, we will pay at cost for third-party services, materials, and a reasonable charge for services performed directly by our MGP or its affiliates. Also, beginning one year after each of our wells has been placed into production our MGP, as operator, may retain $200 per month per well to cover the estimated future plugging and abandonment costs of the well. At December 31, 2006, our MGP had not withheld any funds for this purpose.

Markets and Competition. The availability of a ready market for natural gas and oil produced by us, and the price obtained, depends on numerous factors beyond our control, including the extent of domestic production, imports of foreign natural gas and oil, political instability or terrorist acts in oil and gas producing countries and regions, market demand, competition from other energy sources, the effect of federal regulation on the sale of natural gas and oil in interstate commerce, other governmental regulation of the production and transportation of natural gas and oil and the proximity, availability and capacity of pipelines and other required facilities. Our MGP is responsible for selling our natural gas production. Our natural gas is being sold as discussed in Item 2 “Description of Properties - Delivery Commitments”. During 2006 and 2005, we experienced no problems in selling our natural gas and oil, although prices we received varied, sometimes significantly. Product availability and price are the principal means of competition in selling natural gas and oil production.

While it is impossible to accurately determine our comparative position in the industry, we do not consider our operations to be a significant factor in the industry. See Item 2 “Description of Properties - Delivery Commitments” regarding the marketing of our natural gas and oil.

Governmental Regulation. The energy industry in general is heavily regulated by federal and state authorities, including regulation of production, environmental quality and pollution control. The intent of federal and state regulations generally is to prevent waste, protect rights to produce natural gas and oil between owners in a common reservoir and control contamination of the environment. Failure to comply with regulatory requirements can result in substantial fines and other penalties. The following discussion of the regulation of the United States of America energy industry is not intended to constitute a complete discussion of the various statutes, rules, regulations and environmental orders to which our operations may be subject.

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

Environmental and Safety Regulation. Under the Comprehensive Environmental Response, Compensation and Liability Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act, the Oil Pollution Act of 1990, the Clean Air Act, and other federal and state laws relating to the environment, owners and operators of wells producing natural gas or oil can be liable for fines, penalties and clean-up costs for pollution caused by the wells. Moreover, the owners or operators' liability can extend to pollution costs from situations that occurred prior to their acquisition of the assets. State public utility regulators have either adopted federal standards or promulgated their own safety requirements consistent with the federal regulations.

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

Where can you find more information. We will file Form 10-KSB Annual Report and Form 10-QSB Quarterly Reports as well as other non-recurring special purpose reports with the Securities and Exchange Commission. A complete list of our filings is available on the Securities and Exchange Commission's website at www.sec.gov. Any of our filings are also available at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The Public Reference Room may be contacted at 1-800- SEC-0330 for further information.

Additionally, our MGP will provide copies of any of these reports to you without charge. Such requests should be made to:

ATLAS AMERICA PUBLIC #14-2005 (A) L.P.
311 Rouser Road
Moon Township, PA 15108

ITEM 2. DESCRIPTION OF PROPERTIES

Drilling Activity. As of December 31, 2006, we have drilled 343 gross wells. All the wells drilled were development wells, which mean a well drilled within the proved area of an oil or gas reservoir to the depth of a stratigraphic horizon known to be productive. We do not expect to drill any wells in future years. Also, see Item 6 “Management's Discussion and Analysis of Financial Condition or Plan of Operations” regarding our revenues recognized, costs and expenses we incurred, and our daily production volumes, average sales prices and production cost per equivalent unit during the period indicated.

	Development Wells
Years Ended December 31,	Productive (1)		Dry (2)
	Gross (3)	Net (4)	Gross (3)	Net (4)
2006	198	185.066	2	2
2005	139	128.620	4	4
	337	313.686	6	6

(1)	A “productive well” generally means a well that is not a dry hole.
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

Summary of Productive Wells. The table below shows the number of productive gross and net wells at December 31, 2006, in which we have a working interest. All wells are located in the Appalachian Basin.

	Number of Productive Wells
	Gross	Net
Gas	281	258.44
Oil	29	28.25
Total	310	286.69

Production. The following table shows the quantities of natural gas and oil we produced (net to our interest), our average sales price, and our average production (lifting) cost per equivalent unit of production for the period indicated.

					Average
					Production Cost
Year	Production		Average Sales Price		(Lifting Cost)
Ended	Oil (bbls)	Gas (mcf)	per bbl	per mcf	per mcfe
	(1)	(1)	(1)	(1)	(1) (2)
2006	12,100	2,411,500	$61.79	$8.81	$1.47
2005	4,900	460,100	$56.46	$9.62	$.67

(1)	“Mcf” means one thousand cubic feet of natural gas. “Mcfe” means a thousand cubic feet equivalent. Oil production is converted to mcfe at the rate of six mcf per barrel (“bbl”).
(2)	Lifting costs include labor to operate the wells and related equipment, repairs and maintenance, materials and supplies, property taxes, insurance and gathering charges.

    Natural Gas and Oil Reserve Information. The following table summarizes information regarding our estimated proved natural gas and oil reserves as of the date indicated. All of our reserves are located in the United States of America. Our estimates relating to our proved natural gas and oil reserves and our future net revenues from natural gas and oil reserves are based on internally prepared reports, which are reviewed by our independent third-party consultant as discussed below. In accordance with SEC guidelines, we make the standardized and PV-10 estimates of future net cash flows from proved reserves discounted using an annual discount rate of 10%, estimates of future net cash flows from proved reserves using natural gas and oil sales prices in effect as of the dates of the estimates, which are held constant throughout the life of the properties. We based our estimates of proved reserves on the following year-end weighted average prices:

	December 31,	December 31,
	2006	2005
Natural gas (per mcf)	$6.34	$10.46
Oil (per bbl)	$56.59	$57.50

Reserve estimates are imprecise and may change as additional information becomes available. Furthermore, estimates of natural gas and oil reserves are projections based on engineering data. There are uncertainties inherent in the interpretation of this data as well as the projection of future rates of production. Reservoir engineering is a subjective process of estimating underground accumulations of natural gas and oil that cannot be measured in an exact way, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Reserve reports of other engineers might differ from the reports of Wright & Company, our consultants. The results of drilling, testing and production of a well subsequent to the date of the reserve estimate for the well may justify revising the estimate of the well’s reserves in the future. Also, future prices we receive from the sale of natural gas may be different from those estimated by Wright & Company in preparing the reserve reports. The amounts and timing of future operating costs also may differ from those we estimated. In addition, you should not construe the estimated PV-10 values as representative of the fair market value of our proved natural gas and oil properties. PV-10 values are based on projected cash inflows, which do not provide for changes in natural gas and oil prices or for escalation of expenses. The meaningfulness of these estimates depends on the accuracy of the assumptions on which they were based. The downward revision of oil and gas reserves reflected production results that occurred during 2006 and used historical field level and historical decline curves including a decrease in the average price of natural gas for the year ended December 31, 2006 of (39%).

We evaluate natural gas reserves at constant temperature and pressure. A change in either of these factors can affect the measurement of natural gas reserves. We deducted when applicable, operating costs, development costs and production-related and ad valorem taxes in arriving at the estimated future cash flows. We made no provision for income taxes, and based the estimates on operating methods and conditions prevailing as of the dates indicated. We cannot assure you that these estimates are accurate predictions of future net cash flows from our natural gas and oil reserves or their present value. For additional information concerning our natural gas and oil reserves and estimates of future net revenues, see Note 9 of the “Notes to “Financial Statements” in Item 7 “Financial Statements”.

	December 31,	December 31,
	2006	2005
Natural gas reserves - Proved Reserves (Mcf) (1)(4):
Proved developed reserves (2)	12,001,400	22,139,100
Total proved reserves of natural gas	12,001,400	22,139,100

Oil reserves - Proved Reserves (Bbl) (1)(4):
Proved developed reserves (2)	44,600	65,900
Total proved reserves of oil	44,600	65,900
Total proved reserves (Mcfe)	12,269,000	22,534,500

PV-10 estimate of cash flows of proved reserves (3)(4):
Proved developed reserves	$29,252,300	$96,819,800
Total PV-10 estimate	$29,252,300	$96,819,800
PV-10 estimate per limited partner unit (5)	$2,723	$9,014
Undiscounted estimate per limited partner unit (5)	$4,579	$16,419

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

We have not filed any estimates of our oil and gas reserves with, nor were such estimates included in any reports to, any Federal or foreign governmental agency other than the SEC within the 12 months before the date of this filing. For additional information concerning our natural gas and oil reserves and activities, see Note 9 of the “Notes to “Financial Statements” in Item 7 “Financial Statements”.

Title to Properties. We believe that we hold good and indefeasible title to our properties in accordance with standards generally accepted in the natural gas industry, subject to exceptions stated in the opinions of counsel employed by us in the various areas in which we conduct our activities. We do not believe that these exceptions detract substantially from our use of any property. As is customary in the natural gas industry, our MGP conducts only a perfunctory title examination at the time it acquires a property. Before our MGP commences drilling operations, it conducts an extensive title examination and performs curative work on defects that it deems significant. Our MGP has obtained title examinations for substantially all of our producing properties. No single property represents a material portion of our holdings.

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

Acreage. The table below shows, by state, the estimated acres of developed oil and gas acreage in which we had an interest at December 31, 2006. There was no undeveloped acreage at December 31, 2006.

	Developed Acreage
	Gross (1)	Net (2)
Location
Pennsylvania	5,714.37	5,379.81
Tennessee	1,280.00	1,063.50
Total	6,994.37	6,443.31

(1)	A “gross” acre is an acre in which we own a working interest.
(2)	A “net” acre equals the actual working interest we own in one gross acre divided by one hundred. For example, a 50% working interest in an acre is one gross acre, but a .50 net acre.

Delivery Commitments. Atlas Energy and its affiliates have a natural gas supply agreement with Hess Corporation for a 10-year term, which began on April 1, 1999. The agreement was formerly with First Energy Solutions Corporation and was acquired by Hess Corporation in 2005. For the next 12 months, our MGP anticipates that approximately 30% of our gas will be sold through this agreement with Hess Corporation. Atlas Energy markets the remainder of its natural gas, which is principally located in the Fayette County, PA area, primarily to Colonial Energy, Inc., UGI Energy Services and others. The natural gas delivery commitments with Hess Corporation, UGI Energy Services, Inc. and our other third-party natural gas purchasers or marketers are generally for a one-year term.

The pricing arrangements with Hess Corporation, UGI Energy Services, Inc. and other third-party gas purchasers or marketers are tied to the New York Mercantile Exchange Commission, or NYMEX monthly futures contract price, which is reported daily in the Wall Street Journal. The total price received for our gas is a combination of the monthly NYMEX futures price plus a fixed basis. For example, the NYMEX futures price is the base price and there is an additional premium paid, because of the location of the gas (the Appalachian Basin) in relation to the gas market, which is referred to as the “basis.”

Pricing for natural gas and oil has been volatile and uncertain for many years. The agreements with Hess Corporation, UGI Energy Services, Inc. and the other third-party gas purchasers or marketers also permit Atlas Energy and its affiliates to implement gas forward sales transactions through those companies. Hess Corporation, UGI Energy Services, Inc. and the other third-party purchasers or marketers also use NYMEX based financial instruments to hedge their pricing exposure and make price-hedging opportunities available to Atlas Energy, which then makes those arrangements available to us and its other partnerships. The majority of Atlas Energy's forward sales transactions are implemented through its natural gas purchasers. These transactions are similar to NYMEX based futures contracts, swaps and options, but are not deemed hedges for accounting purposes because they required firm delivery of natural gas. Thus, Atlas Energy limits these arrangements to much smaller quantities than those projected to be available at any delivery point. The price paid by Hess Corporation, UGI Energy Services, Inc. and any other third-party purchasers for certain volumes of natural gas sold under these hedge agreements may be significantly different from the underlying monthly spot market value.  Also Atlas Energy uses hedges through contracts including regulated NYMEX futures and options contracts and non-regulated over-the-counter futures contracts with qualified counterparties. The futures contracts employed by Atlas Energy are commitments to purchase or sell natural gas at future dates and generally cover one-month periods for up to 24 months in the future. The overall portion of our natural gas portfolio that is hedged changes from time to time. As of December 31, 2006, Atlas Energy had financial hedges and physical hedges in place for approximately 79% of its expected production for the twelve months ending December 31, 2007.

To assure that all financial instruments will be used solely for hedging price risks, and not for speculative purposes, Atlas Energy has established a committee to assure that all gas prices hedges, whether made through a third-party marketer or purchaser or through Atlas Energy and its affiliate's contracts, are made in compliance with Atlas Energy's hedging policies and procedures. Atlas Energy does not intend to contract for positions that it cannot offset with actual production.

We are not required to provide any fixed and determinable quantities of gas under any agreement other than with Hess Corporation, UGI Energy Services, Inc. and the other third-party gas purchasers or marketers.

ITEM 3.           LEGAL PROCEEDINGS

None

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER
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

Holders. As of December 31, 2006, we had 2,202 unit holders.

Distributions. Our MGP reviews our accounts quarterly to determine whether cash distributions are appropriate and the amount to be distributed, if any. We distribute those funds, which our MGP determines are not necessary for us to retain, to our partners. We will not advance or borrow funds for purposes of making distributions if the amount of the distributions would exceed our accrued and received revenues for the previous four quarters, less paid and accrued operating costs with respect to the revenues. The determination of our revenues and costs is made in accordance with generally accepted accounting principles, consistently applied, and cash distributions to our MGP may only be made in conjunction with distributions to our limited partners.

During the year ended December 31, 2006, we distributed the following:

•	$10,325,300 to our limited partners; and
•	$5,557,700 to our managing general partner.

ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN
OF OPERATIONS

This Item 6 “Management's Discussion and Analysis of Financial Conditions or Plan of Operations” should be read in conjunction with Item 7 “Financial Statements” and the “Notes to Financial Statements”.

General. We were formed as a Delaware limited partnership on March 3, 2005, with Atlas Resources, Inc. as our MGP, to drill natural gas development wells. The period ended December 31, 2006 is the first calendar year that the majority of our wells were on line and producing natural gas and, to a lesser extent, oil. We do not plan to sell any of our wells and will continue to produce them until they are depleted or become uneconomical to produce, at which time they will be plugged and abandoned or sold. No other wells will be drilled and no additional funds will be required for drilling.

Spin-off of Atlas America, Inc. from Resource America, Inc. On June 30, 2005, RAI, our former indirect parent, distributed its remaining 10.7 million shares of Atlas America to its stockholders in the form of a tax-free dividend. Although the distribution itself was tax-free to RAI's stockholders, as a result of the deconsolidation there may be some tax liability arising from prior unrelated corporate transactions among Atlas America and some of its subsidiaries. These transactions did not have a direct material impact on our financial position or results of operations and Atlas America (and our MGP) no longer consolidate with RAI as of June 30, 2005.

    Atlas Resources Inc. Merged into Atlas Resources, LLC. In March 2006, Atlas Resources, Inc., our MGP was merged into a newly-formed limited liability company, Atlas Resources, LLC, which became an indirect subsidiary of Atlas Energy Resources, LLC, (NYSE:ATN), or Atlas Energy, a newly-formed subsidiary of Atlas America. Atlas Resources, LLC serves as our MGP.

    Public Offering of Atlas Energy Resources, LLC. In December 2006, Atlas America contributed substantially all of its natural gas and oil assets and its investment partnership management business to Atlas Energy. Concurrent with this transaction, Atlas Energy issued 7,273,750 common units, representing a 19.5% ownership interest, in an initial public offering at a price of $21.00 per unit. The net proceeds of approximately $139.9 million, after underwriting discounts and commissions, were distributed to Atlas America.

    Atlas Energy is a limited liability company focused on the development and production of natural gas and, to a lesser extent, oil in the Appalachian Basin region of the United States of America, principally in western New York, eastern Ohio, western Pennsylvania and Tennessee. Atlas Energy is managed by Atlas Energy Management, Inc., through which Atlas America provides Atlas Energy with personnel necessary to manage its assets and raise capital.

Results of Operations. The following table sets forth information relating to our production revenues, volumes, sales prices and production costs and depletion during the periods indicated:

	Years Ended December 31,
	2006	2005
Production revenues (in thousands):
Gas	$21,235	$4,428
Oil	$748	$274
Total	$21,983	$4,702
Production volumes:
Gas (mcf/day) (2)	6,607	1,519
Oil (bbls/day) (2)	33	16
Total (mcfe/day) (2)	6,805	1,615
Average sales price:
Gas (per mcf) (1) (2)	$8.81	$9.62
Oil (per bbl) (2)	$61.79	$56.46
Average production costs:
As a percent of sales	17%	7%
Per mcfe (2)	$1.47	$.67
Depletion per mcfe	$3.87	$3.15

(1)	The average sales price per mcf before the effects of hedging was $8.04 and $9.51 for the years ended December 31, 2006 and 2005, respectively.
(2)	“Mcf” means thousand cubic feet; “mcfe” means thousand cubic feet equivalent and “bbls” means barrels. Bbls are converted to mcfe using the ratio of six mcfs to one bbl.

Natural Gas Revenues. Our natural gas revenues were $21,234,500 and $4,427,700 for the years ended December 31, 2006 and 2005, respectively, an increase of $16,806,800 (380%). This increase was due to an increase in production volumes to 6,607 mcf per day for the year ended December 31, 2006 from 1,519 mcf per day for the year ended December 31, 2005, an increase of 5,088 mcf per day (335%), partially offset by a decrease in the average sales price we received for our natural gas to $8.81 per mcf for the year ended December 31, 2006 from $9.62 per mcf for the year ended December 31, 2005, an increase of $.81 per mcf (8%). The $16,806,800 increase in our gas revenues for the year ended December 31, 2006, as compared to the prior year similar period, was attributable to an $18,778,600 increase in production volumes, which was partially offset by a $1,971,800 decrease in natural gas prices, which are driven by market conditions. The overall increase in gas production volumes resulted primarily from the majority of wells being online for a full year as compared to the prior year similar period.

The price we receive for our natural gas is primarily a result of the index-driven agreements with Hess Corporation, UGI Energy Services, Inc. and our other natural gas purchasers. See Item 2 “Description of Properties- Delivery Commitments.” Thus, the price we receive for our natural gas may vary significantly each month as the underlying index changes in response to market conditions.

Oil Revenues. We drill wells primarily to produce natural gas, rather than oil, but some wells have some oil production. Our oil revenues were $748,000 and $274,100 for the years ended December 31, 2006 and 2005, respectively, an increase of $473,900 (173%). This increase resulted from a 149% increase in production volumes and an increase of 9% in the average sales price of oil. The $473,900 increase in our oil revenues for the year ended December 31, 2006 as compared to the prior year similar period, was attributable to a $409,400 increase in the volume of our oil production, and a $64,500 increase due to oil prices, which are driven by market conditions.

Expenses. Production expenses were $3,654,700 and $325,800 for the years ended December 31, 2006 and 2005, respectively, an increase of $3,328,900 (1,022%). This increase was primarily due to an increase in operating fees and transportation fees charged for the year ended December 31, 2006 compared to 2005.

Depletion of our oil and gas properties as a percentage of oil and gas revenues was 44% for the year ended December 31, 2006 as compared to 33% for the year ended December 31, 2005. This percentage change is directly attributable to revenues, oil and gas reserve quantities, product prices, production volumes and changes in the depletable cost basis of our oil and gas properties.

Impairment of oil and gas properties for year ended December 31, 2006 was $4,994,100. Annually, we compare the carrying value of our proved developed oil and gas producing properties to their estimated fair market value. To the extent our carrying value exceeds the estimated fair market value an impairment charge is recognized. As a result of this assessment, an impairment charge was recognized for the year ended December 31, 2006. This charge is dependent on estimates of reserve quantity, future market values and our carrying value. We can not provide any assurance that similar charges may or may not be taken in future periods.

General and administrative expenses were $282,000 and $58,600 for the years ended December 31, 2006 and 2005, respectively, an increase of $223,400 (381%). These expenses include outside costs for services, as well as the monthly administrative fee charged by our MGP. This increase was primarily due to higher outside fees charged for services and higher administrative fees charged, as compared to the prior year similar period; because the majority of our wells were online for a full year as compared to the prior year similar period.

Liquidity and Capital Resources. Cash provided by operating activities increased $17,084,300 to $17,985,900 for the year ended December 31, 2006 from $901,600 for the year ended December 31, 2005. This increase was primarily due to an increase in net earnings before depletion and impairment, and in accounts receivable-affiliate.

Cash used in investing activities increased $69,671,400 to $3,500 for year ended December 31, 2006 from $69,674,900 for year ended December 31, 2005, which were drilling contracts paid to the MGP.

Cash used in financing activities was $15,883,000 for the year ended December 31, 2006, which was for distributions to our investors. Cash provided by financing activities was $69,674,900 for the year ended December 31, 2005, which was the capital contributions from the limited partners.

We have no, nor do we expect any material commitments to make capital expenditures, except that our MGP may withhold funds for estimated future plugging and abandonment costs. Any additional funds, if required, will be obtained from production revenues or borrowings from our MGP or its affiliates, which are not contractually committed to make loans to us. The amount that we may borrow may not at anytime exceed 5% of our total subscriptions, and we will not borrow from third-parties.

We believe that our future cash flow from operations and amounts available from borrowings from our MGP or its affiliates, if any, will be adequate to fund our operations.

Critical Accounting Policies. The discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. On an on-going basis, we evaluate our estimates, including those related to our asset retirement obligations, depletion, impairment and certain accrued liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

For a detailed discussion on the application of policies critical to our business operations and other accounting policies, see Note 2 of the “Notes to Financial Statements” in Item 7 “Financial Statements”.

Use of Estimates. Preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues, costs and expenses during the reporting period. Actual results could differ from these estimates.

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

Impairment of Oil and Gas Properties. We review our producing oil and gas properties for impairment on an annual basis and whenever events and circumstances indicate a decline in the recoverability of their carrying values. We estimate the expected future cash flows from our oil and gas properties and compare such future cash flows to the carrying amount of the oil and gas properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, we will adjust the carrying amount of the oil and gas properties to their fair value in the current period. The factors used to determine fair value include, but are not limited to, estimates of reserves, future production estimates, anticipated capital expenditures, and a discount rate commensurate with the risk associated with realizing the expected cash flows projected. Given the complexities associated with oil and gas reserve estimates and the history of price volatility in the oil and gas markets, events may arise that will require us to record an impairment of our oil and gas properties. During 2006, we recognized an impairment charge of $4,994,100, net of an offsetting gain in other comprehensive income of $352,900.

Derivative Instruments. Atlas Energy on our behalf from time to time enters into natural gas futures and option contracts to hedge exposure to changes in natural gas prices. At any point in time, such contracts may include regulated NYMEX futures and options contracts and non-regulated over-the-counter futures contracts with qualified counterparties. NYMEX contracts are generally settled with offsetting positions, but may be settled by the delivery of natural gas.

Atlas Energy on our behalf documents all relationships between hedging instruments and the items being hedged, including our risk management objective and strategy for undertaking the hedging transactions. This includes matching the natural gas futures and options contracts to the forecasted transactions. Atlas Energy assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives are highly effective in offsetting changes in the fair value of hedged items. Historically these contracts have qualified and been designated as cash flow hedges and recorded at their fair values. Gains or losses on future contracts are determined as the difference between the contract price and a reference price, generally prices on NYMEX. Changes in fair value are recognized in Partners' Capital as accumulated other comprehensive income (loss) and recognized within the Statement of Operations in the month the hedged gas is sold. If it is determined that a derivative is not highly effective as a hedge or it has ceased to be a highly effective hedge, due to the loss of correlation between changes in gas reference prices under a hedging instrument and actual gas prices, Atlas Energy will discontinue hedge accounting for the derivative and subsequent changes in fair value for the derivative will be recognized immediately into earnings.

At December 31, 2006, Atlas Energy had open natural gas futures contracts allocated to us related to sales covering 5,651,800 dekatherms (“Dth”) (net to us) of natural gas, maturing through December 31, 2010 at an average settlement price of $8.51 per Dth. At December 31, 2006, we reflected net hedging assets on our balance sheet of $4,882,500. Due to the impairment of our oil and gas propeties the net offsetting unrealized gain of $352,900 was reclassified into earnings from accumulated other comprehensive income.  Ineffective hedge gains or losses are recorded within the Statement of Operations while the hedge contract is open and may increase or decrease until settlement of the contract. We realized gains of $2,147,600 and $53,300 for the years ended December 31, 2006 and 2005, respectively, in our gas and oil revenues within our Statement of Operations related to the settlement of qualifying hedge instruments. We recognized no gains or losses during the two years ended December 31, 2006 for hedge ineffectiveness or as a result of the discontinuance of cash flow hedges.

As of December 31, 2006, Atlas Energy had allocated to us the following natural gas hedged volumes:

Natural Gas Fixed - Price Swaps

Production		Average	Net Fair Value
Period	Volumes	Fixed Price	Asset (2)
Ended December 31,	(MMBTU) (1)	(per MMBTU)	(in thousands)

2007	1,692,600	$8.60	$2,824
2008	1,786,200	8.91	1,207
2009	1,617,400	8.31	791
2010	555,600	7.53	61
Total asset			$4,883

(1)	MMBTU represents million British Thermal Units.
(2)	Fair value based on forward NYMEX natural gas prices, as applicable.

The following table sets forth the book and estimated fair values of derivative instruments at the dates indicated (in thousands):

	December 31, 2006		December 31, 2005
	Book Value	Fair Value	Book Value	Fair Value
Assets
Derivative instruments	$5,295	$5,295	$145	$145
	$5,295	$5,295	$145	$145
Liabilities
Derivative instruments	$(412)	$(412)	$(650)	$(650)
	$4,883	$4,883	$(505)	$(505)

Revenue Recognition. Revenues from sales of natural gas and oil are recognized by us when the gas and oil have been delivered to the purchaser. Our natural gas and oil is sold under various contracts entered into by our MGP. Virtually all of our MGP's contract pricing provisions are tied to a market index, with certain adjustments based on, among other factors, whether a well delivers to a gathering or transmission line, quality of natural gas and prevailing supply and demand conditions, so that the price we receive from the sale of our natural gas fluctuates to remain competitive with generally available natural gas supplies in the market.

Dismantlement, Restoration, Reclamation and Abandonment Costs.  On an annual basis, we estimate the costs of future dismantlement, restoration, reclamation and abandonment of our natural gas and oil-producing properties. We also estimate the salvage value of our equipment that we can recover on abandonment. The partnership complies with SFAS 143, as discussed in Note 2 to our financial statements. As of December 31, 2006 and 2005, our estimate of salvage values was greater than, or equal to, our estimate of the costs of future dismantlement, restoration, reclamation and abandonment. A decrease in salvage values or an increase in dismantlement, restoration, reclamation and abandonment costs from those we have estimated, or changes in our estimates or cost, would reduce our net earnings.

Off-Balance Sheet Arrangements. This Partnership has no financial statement risk, nor any Off-Balance Sheet Arrangements and contractual obligations.

Recently Issued Financial Accounting Standards. In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS 159. SFAS 159 permits entities to choose to measure eligible financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Statement will be effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. The Statement offers various options in electing to apply the provisions of this Statement, and at this time we have not made any decisions in its application to its financial position or results of operations. We are currently evaluating the impact of the adoption of SFAS 159 on our financial position and results of operations.

In September 2006, the SEC staff issued Staff Accounting bulletin No. 108, Considering the Effects of Prior year Misstatements When Quantifying Misstatements in Current Year Financial Statement, or SAB 108. SAB 108 was issued to provide consistency in how registrants quantify financial statement misstatements. We initially applied SAB 108 in connection with the preparation for our annual financial statements for the year ended December 31, 2006. The application of SAB 108 did not have a material effect on our financial position or results of operations.

In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement, or SFAS 157. SFAS 157 addresses the need for increased consistency in fair value measurements, defining fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It also establishes a framework for measuring fair value and expands disclosure requirements. SFAS 157 is effective for us beginning January 1, 2008. We are currently evaluating the impact of the adoption of SFAS 157 on our financial position and results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes and Interpretation of FASB Statement No 109, or FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and provides guidance on the recognition, de-recognition and measurement of benefits related to an entity’s uncertain tax positions. FIN 48 is effective for us beginning January 1, 2007. Our taxable income or loss will be absorbed by the Partners. We are currently evaluating the impact of the adoption of FIN 48 on our financial position and results of operations, but since we are a non-taxable entity, we do not currently expect the adoption of FIN 48 to have a material impact on our financial position or results of operations.

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations or FIN 47, which will result in (a) more consistent recognition of liabilities relating to asset retirement obligations, (b) more information about expected future cash outflows associated with those obligations, and (c) more information about investments in long-lived assets because additional asset retirement cost will be recognized as part of the carrying amounts of the assets. FIN 47 clarifies that the term conditional asset retirement obligation as used in statement No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The adoption of FIN 47 in the 4th quarter 2005, did not have a material effect on our financial position or results of operations.

ITEM 7.     FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Atlas America Public #14-2005 (A) L.P.

We have audited the accompanying balance sheets of Atlas America Public #14-2005 (A) L.P. (a Delaware Limited Partnership) as of December 31, 2006 and 2005, and the related statements of operations, comprehensive income, changes in partners’ capital, and cash flows for the year ended December 31, 2006 and the period March 3, 2005 (date of formation) through December 31, 2005. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Atlas America Public #14-2005 (A) L.P. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the year ended December 31, 2006 and the period March 3, 2005 (date of formation) through December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Cleveland, Ohio
March 30, 2006

ATLAS AMERICA PUBLIC #14-2005 (A) L.P.
BALANCE SHEETS
DECEMBER 31,

	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$3,001,000	$901,600
Accounts receivable-affiliate	3,578,500	10,039,300
Hedge receivable short-term-affiliate	2,841,600	145,300
Total current assets	9,421,100	11,086,200

Oil and gas properties, net	74,053,700	80,648,700
Hedge receivable long-term-affiliate	2,453,300	―
	76,507,000	80,648,700
	$85,928,100	$91,734,900

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accrued liabilities	$18,000	$20,200
Hedge liability short-term-affiliate	17,700	14,200
Total current liabilities	35,700	34,400

Asset retirement obligation	2,786,500	1,915,600
Hedge liability long-term-affiliate	394,700	635,600

Partners' capital:
Managing general partner	18,019,500	18,591,300
Limited partners (6,982.05 units)	60,162,000	71,062,500
Accumulated other comprehensive earnings (loss)	4,529,700	(504,500)
	82,711,200	89,149,300
	$85,928,100	$91,734,900

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #14-2005 (A) L.P.
STATEMENTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 2006 AND
PERIOD ENDED MARCH 3, 2005 THROUGH DECEMBER 31, 2005

	2006	2005
REVENUES
Natural gas and oil	$21,982,500	$4,701,800
Interest income	84,400	400
Total revenues	22,066,900	4,702,200

COST AND EXPENSES
Production	3,654,700	325,800
Depletion	9,611,400	1,540,500
Impairment of oil and gas properties	4,994,100	─
Accretion of asset retirement obligation	115,000	108,400
General and administrative	282,000	58,600
Total expenses	18,657,200	2,033,300
Net earnings	$3,409,700	$2,668,900

Allocation of net (loss) earnings:
Managing general partner	$3,984,900	$1,281,300
Limited partners	$(575,200)	$1,387,600
Net (loss) earnings per limited partnership unit	$(82)	$199

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #14-2005 (A) L.P.
STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
YEAR ENDED DECEMBER 31, 2006 AND
PERIOD ENDED MARCH 3, 2005 THROUGH DECEMBER 31, 2005

	December 31,
	2006	2005

Net earnings	$3,409,700	$2,668,900
Other comprehensive income (loss):
Unrealized holding gain (loss) on hedging contracts	7,181,800	(451,200)
Less: reclassification adjustment for gains
realized in net earnings	(2,147,600)	(53,300)
Total other comprehensive income (loss)	5,034,200	(504,500)
Comprehensive income	$8,443,900	$2,164,400

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #14-2005 (A) L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL ACCOUNTS
YEAR ENDED DECEMBER 31, 2006 AND
PERIOD ENDED MARCH 3, 2005 THROUGH DECEMBER 31, 2005

	Managing		Accumulated
	General	Limited	Other Comprehensive
	Partner	Partners	(Loss) Income	Total

Balance at March 3, 2005	$ ―	$ ―	$ ―	$	―

Partners' capital contributions
Cash	100	69,674,900	―		69,675,000
Syndication and offering costs	7,315,900	―	―		7,315,900
Tangible equipment/leasehold costs	17,309,900	―	―		17,309,900
Total contributions	24,625,900	69,674,900	―		94,300,800

Syndication and offering costs, immediately
charged to capital	(7,315,900)	―	―		(7,315,900)
	17,310,000	69,674,900	─		86,984,900
Participation in revenue and costs and expenses
Net production revenues	1,531,600	2,844,400	―		4,376,000
Interest income	100	300	―		400
Depletion	(192,000)	(1,348,500)	―		(1,540,500)
Accretion expense	(37,900)	(70,500)	―		(108,400)
General and administrative	(20,500)	(38,100)	―		(58,600)
Net earnings	1,281,300	1,387,600	―		2,668,900

Other comprehensive loss	―	―	(504,500)		(504,500)

Balance at December 31, 2005	$18,591,300	$71,062,500	$(504,500)		$89,149,300

Participation in revenue and costs and expenses
Net production revenues	6,414,700	11,913,100	─		18,327,800
Interest income	29,500	54,900	─		84,400
Depletion	(1,526,800)	(8,084,600)	─		(9,611,400)
Impairment to oil and gas properties	(793,500)	(4,200,600)	─		(4,994,100)
Accretion expense	(40,300)	(74,700)	─		(115,000)
General and administrative	(98,700)	(183,300)	─		(4,994,100)
Net earnings (loss)	3,984,900	(575,200)	─		3,409,700

Managing general partner adjusted asset contribution	1,001,000	―	─		1,001,000

Other comprehensive income	─	―	5,034,200		5,034,200

Distributions to partners	(5,557,700)	(10,325,300)	―		(15,883,000)

Balance at December 31, 2006	$18,019,500	$60,162,000	$4,529,700		$82,711,200

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #14-2005 (A) L.P.
STATEMENTS OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2006 AND
PERIOD ENDED MARCH 3, 2005 THROUGH DECEMBER 31, 2005

	2006	2005
Cash flows from operating activities:
Net earnings	$3,409,700	$2,668,900
Adjustments to reconcile earnings to net cash provided by operating activities:
Depletion	9,611,400	1,540,500
Impairment to oil and gas properties	4,994,100	─
(Decrease) increase in accrued liabilities	(2,200)	20,200
Increase in accounts receivable-affiliate	(142,100)	(3,436,400)
Accretion of asset retirement obligation	115,000	108,400
Net cash provided by operating activities	17,985,900	901,600

Cash flows from investing activities:
Oil and gas well drilling contracts paid to managing general partner	—	(69,674,900)
Purchase of tangible equipment	(3,500)	―
Net cash used in investing activities	(3,500)	(69,674,900)

Cash flows from financing activities:
Return of initial capital contributions to managing general partner	─	(100)
Partner's capital contributions	─	69,675,000
Distributions to partners	(15,883,000)	─
Net cash (used in) provided by financing activities	(15,883,000)	69,674,900

Net increase in cash and cash equivalents	2,099,400	901,600
Cash and cash equivalents at beginning of period	901,600	―
Cash and cash equivalents at end of period	$3,001,000	$901,600

Supplemental Schedule of non-cash investing and financing activities:

Assets contributed by managing general partner:
Tangible equipment included in oil and gas properties	$922,700	$15,487,400
Lease costs included in oil and gas properties	78,300	1,822,500
Syndication and offering costs	─	7,315,900
	$1,001,000	$24,625,800

Asset retirement obligation	$755,900	$1,807,200

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #14-2005 (A) L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 1 - DESCRIPTION OF BUSINESS

Atlas America Public #14-2005 (A) L.P. (the “Partnership”) is a Delaware Limited Partnership, which includes Atlas Resources, LLC of Pittsburgh, Pennsylvania, as Managing General Partner (“MGP”) and Operator, and 2,201 subscribers to units as Limited Partners. The Partnership was formed on March 3, 2005 to drill and operate gas wells located primarily in western Pennsylvania and Tennessee. At December 31, 2006, the Partnership had various working interest in 343 gross wells.

In March 2006, Atlas Resources, Inc., the Partnership's MGP was merged into a newly-formed limited liability company, Atlas Resources, LLC, which became an indirect subsidiary of Atlas Energy Resources, LLC, a newly-formed subsidiary of Atlas America, Inc. Atlas Resources, LLC, now serves as the Partnership’s MGP. In December 2006, Atlas America, Inc. contributed substantially all of its natural gas and oil exploration and production assets into Atlas Energy Resources, LLC.

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

Reclassifications

Certain reclassifications have been made to the 2005 financial statements to conform to the 2006 presentation

Receivables

In evaluating the need for an allowance for possible losses, the MGP performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's current creditworthiness, as determined by review of its customers' credit information. Credit is extended on an unsecured basis to many of its energy customers. At December 31, 2006 and 2005, the Partnership's MGP's credit evaluation indicated that the Partnership has no need for an allowance for possible losses.

ATLAS AMERICA PUBLIC #14-2005 (A) L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

Revenues from sales of natural gas and oil are recognized by the Partnership when the gas and oil have been delivered to the purchaser. The Partnership's natural gas and oil is sold under various contracts entered into by its MGP. Virtually all of the MGP's contract pricing provisions are tied to a market index, with certain adjustments based on, among other factors, whether a well delivers to a gathering or transmission line, quality of natural gas and prevailing supply and demand conditions, so that the price the Partnership receives from the sale of its natural gas fluctuates to remain competitive with natural gas supplies generally available in the market.

Because there are timing differences between the delivery of the Partnership's natural gas and oil and its receipt of a delivery statement, the Partnership has unbilled revenues. These revenues are accrued based on volumetric data from its records and its estimates of the related transportation and compression fees, which are, in turn, based on applicable product prices. The Partnership had unbilled trade receivables of $2,550,900 at December 31, 2006 and $2,423,200 at December 31, 2005 which are included in the accounts receivable - affiliate on the Partnership's balance sheets.

Fair Value of Financial Instruments

For cash, receivables and payables, the carrying amounts approximate fair values because of the short maturities of these instruments.

For derivatives, the carrying value approximates fair value because they have been marked to market.

Supplemental Cash Flow Information

The Partnership considers temporary investments with a maturity at the date of acquisition of 90 days or less to be cash equivalents. No cash was paid by the Partnership for interest or income taxes for the years ended December 31, 2006 and 2005.

Concentration of Credit Risk

Financial instruments, which potentially subject the Partnership to concentrations of credit risk, consist principally of periodic temporary investments of cash and cash equivalents. The Partnership places its temporary cash investments in deposits with high-quality financial institutions. At December 31, 2006, the Partnership had $3,095,100 in deposits at one bank of which $2,995,100 was over the insurance limit of the Federal Deposit Insurance Corporation and at December 31, 2005, the Partnership had $903,900 in deposits at one bank of which $803,900 was over the insurance limit of the Federal Deposit Insurance Corporation. No losses have been experienced on such investments.

Comprehensive Income

Comprehensive income includes net income and all other changes in equity of a business during a period from non-owner sources that, under accounting principles generally accepted in the United States of America, have not been recognized in the calculation of net income. For the Partnership this includes only changes in the fair value of unrealized hedging gains and losses.

ATLAS AMERICA PUBLIC #14-2005 (A) L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property and Equipment

Property and equipment are stated at cost. Depletion is based on cost less estimated salvage value primarily using the unit-of-production method over the assets' estimated useful lives. Maintenance and repairs are expensed as incurred. Major renewals and improvements that extend the useful lives of property are capitalized. Oil and gas properties consist of the following at the dates indicated:

	At December 31,	At December 31,
	2006	2005
Mineral interest in properties:
Proved properties	$1,900,900	$1,822,600
Wells and related equipment	83,304,700	80,366,600
	85,205,600	82,189,200

Accumulated depletion of oil and gas properties	(11,151,900)	(1,540,500)
	$74,053,700	$80,648,700

Oil and Gas Properties

The Partnership uses the successful efforts method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties and to drill and equip wells are capitalized. Oil is converted to gas equivalent basis (“mcfe”) at the rate of one barrel equals 6 mcf.

    The Partnership's long-lived assets are reviewed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets are reviewed for potential impairments at the lowest levels for which there are identifiable cash flows. The review is done by determining if the historical cost of proved properties less the applicable accumulated depreciation, depletion and amortization and asset retirement obligation is less than the estimated expected undiscounted future cash flows. The expected future cash flows are estimated based on the Partnership's plans to continue to produce and develop proved reserves. The factors used to determine fair value include, but are not limited to, estimates of reserves, future production estimates, anticipated capital expenditures, and a discount rate commensurate with the risk associated with realizing the expected cash flows projected.  The estimated future level of production is based on assumptions surrounding future levels of prices and costs, field decline rates, market demand and supply, and the economic and regulatory climates. If the carrying value exceeds such undiscounted cash flows, an impairment loss is recognized for the difference between the estimated fair market value and the carrying value of the assets. The fair market value is determined  as the present value of future net revenues  from the production of proved reserves discounted using an annual discount rate of 10% and the 12 month NYMEX forward looking strip price for natural gas. As a result of this assessment an impairment loss of $4,994,100, net of an offsetting gain in other comprehensive income of $352,900 was recognized in 2006.

Upon the sale or retirement of a complete or partial unit of a proved property, the cost is eliminated from the property accounts, and the resultant gain or loss is reclassified to accumulated depletion. Upon the sale of an entire interest where the property had been assessed for impairment, a gain or loss is recognized in the statements of operations.

ATLAS AMERICA PUBLIC #14-2005 (A) L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Asset Retirement Obligation

The fair values of asset retirement obligations are recognized in the period they are incurred if a reasonable estimate of fair value can be made. Asset retirement obligations primarily relate to the abandonment of oil and gas producing properties and include costs to dismantle and relocate or dispose of production equipment, gathering systems, wells and related structures. Estimates are based on historical experience in plugging and abandoning wells, estimated remaining lives of those wells based on reserve estimates, external estimates as to the cost to plug and abandon the wells in the future and federal and state regulatory requirements. The Partnership does not provide for a market risk premium associated with asset retirement obligation because a reliable estimate cannot be determined, see Note 3.

Environmental Matters

The Partnership is subject to various federal, state and local laws and regulations relating to the protection of the environment. The Partnership has established procedures for the ongoing evaluation of its operations, to identify potential environmental exposures and to comply with regulatory policies and procedures.

The Partnership accounts for environmental contingencies in accordance with SFAS No. 5 Accounting for Contingencies. Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or clean-ups are probable, and the costs can be reasonably estimated. Atlas Energy maintains insurance that may cover in whole or in part certain environmental expenditures. For the two years ended December 31, 2006 and 2005, the Partnership had no environmental matters requiring specific disclosure or the recording of a liability.

Major Customers

The Partnership's natural gas is sold under contract to various purchasers. For the year ended December 31, 2006, sales to UGI Energy Services, Inc., Colonial Energy, Inc. and Exelon Energy Company accounted for 48%, 13% and 11%, respectively, of total revenues. For the period ended December 31, 2005, sales to UGI Energy Services, Inc., Hess Corporation and Colonial Energy, Inc. accounted for 64%, 12% and 12%, respectively, of total revenues. No other customers accounted for 10% or more of total revenues for the year ended December 31, 2006 and period ended 2005.

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

Derivative Instruments

The Partnership applies the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activity (“SFAS No. 133”) and its various interpretations. SFAS No. 133 requires each derivative instrument to be recorded in the balance sheet as either an asset or liability measured at fair value. Changes in a derivative instrument's fair value are recognized currently in earnings unless specific hedge accounting criteria are met.

ATLAS AMERICA PUBLIC #14-2005 (A) L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Financial Accounting Standards

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (“SFAS 159”). SFAS 159 permits entities to choose to measure eligible financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Statement will be effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. The Statement offers various options in electing to apply the provisions of this statement and at this time the Partnership has not made any decisions on its application to its financial position or results of operations. The Partnership is currently evaluating the impact of the adoption of SFAS 159 on its financial position and results of operations.

In September 2006, the SEC staff issued Staff Accounting bulletin No. 108, Considering the Effects of Prior year Misstatements When Quantifying Misstatements in Current Year Financial Statement, (“SAB 108”). SAB 108 was issued to provide consistency in how registrants quantify financial statement misstatements. The Partnership initially applied SAB 108 in connection with the preparation of its annual financial statements for the year ended December 31, 2006. The application of SAB 108 did not have a material effect on the Partnership's financial position or results of operations.

In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement, (“SFAS 157”). SFAS 157 addresses the need for increased consistency in fair value measurements, defining fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It also establishes a framework for measuring fair value and expands disclosure requirements. SFAS 157 is effective for us beginning January 1, 2008. The Partnership is currently evaluating the impact of the adoption of SFAS 157 on its financial position and results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes and Interpretation of FASB Statement No. 109, (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and provides guidance on the recognition, de-recognition and measurement of benefits related to an entity’s uncertain tax positions. FIN 48 is effective for the Partnership beginning January 1, 2007. The Partnership's taxable income or loss will be absorbed by the Partners. The Partnership is currently evaluating the impact of the adoption of FIN 48 on its financial position and results of operations, but since it is a non-taxable entity, does not currently expect the adoption of FIN 48 to have a material impact on its financial position or results of operations.

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”), which will result in (a) more consistent recognition of liabilities relating to asset retirement obligations, (b) more information about expected future cash outflows associated with those obligations, and (c) more information about investments in long-lived assets because additional asset retirement cost will be recognized as part of the carrying amounts of the assets. FIN 47 clarifies that the term conditional asset retirement obligation as used in statement No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The adoption of FIN 47 in the 4th quarter 2005, did not have a material impact on the Partnership's financial position or results of operations.

ATLAS AMERICA PUBLIC #14-2005 (A) L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2006

NOTE 3 - ASSET RETIREMENT OBLIGATION

The Partnership accounts for its estimated plugging and abandonment costs for its oil and gas properties in accordance with SFAS 143, Accounting for Asset Retirement Obligation and FASB Interpretation No. 47 Accounting for Conditional Asset Retirement Obligation, (“FIN 47”).

A reconciliation of the Partnership's liability for plugging and abandonment costs for the years ended December 31, 2006, and 2005 is as follows:

	2006	2005
Asset retirement obligation, at beginning of year	$1,915,600	$	―
Liabilities incurred from drilling wells	84,300		1,807,200
Revision in estimates	671,600		─
Accretion expense	115,000		108,400
Asset retirement obligation, at end of year	$2,786,500		$1,915,600

NOTE 4 - PARTICIPATION IN REVENUES AND COSTS

The MGP and the limited partners will generally participate in revenues and costs in the following manner:

	Managing	Limited
	General Partner	Partners
Organization and offering costs	100%	0%
Lease costs	100%	0%
Revenues (1)	35%	65%
Operating costs, administrative costs, direct costs and all other costs (2)	35%	65%
Intangible drilling costs	0%	100%
Tangible equipment costs	71.60%	28.40%

(1)
Subject to the MGP's subordination obligation, substantially all partnership revenues will be shared in the same percentage as capital contributions are to the total partnership capital contributions, except that the MGP will receive an additional 7% of the partnership revenues, which may not exceed 35%.

(2)	These costs will be charged to the partners in the same ratio as the related production revenues are credited.

NOTE 5 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

The Partnership has entered into the following significant transactions with its MGP, and its affiliates as provided under the Partnership agreement:

•
Drilling contracts to drill and complete wells for the Partnership are charged at cost plus 15%. The cost of the wells includes reimbursement to Atlas of its general and administrative overhead cost ($13,341 per well) and all ordinary and actual costs of drilling, testing and completing the wells. The Partnership paid $69,674,900 to its MGP in 2005 under the drilling contract, of which $63,072,000 was used for drilling costs and the remaining $6,602,900 was included in accounts-receivable affiliate in the Partnership's Balance Sheet.  In 2006, the reamining $6,602,900 in accounts-receivalbe affiliate was used for drilling contracts and is included in net oil and gas properties in the Partnership's Balance Sheet.

•
Atlas contributed all the undeveloped leases necessary to cover each of the Partnership's prospects and received a credit to its capital account in the Partnership of $78,300 and $1,822,500 in 2006 and 2005, respectively.

ATLAS AMERICA PUBLIC #14-2005 (A) L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2006

NOTE 5 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS (Continued)

•
Administrative costs which are included in general and administrative expenses in the Partnership's Statements of Operations are payable at $75 per well per month. Administrative costs incurred in 2006 and 2005 were $225,300 and $30,100, respectively.

•
Monthly well supervision fees which are included in production expenses in the Partnership's Statements of Operations are payable at $285 per well per month for operating and maintaining the wells. Well supervision fees incurred in 2006 and 2005 were $856,200 and $114,300, respectively.

•
Transportation fees which are included in production expenses in the Partnership's Statements of Operations are payable at rates ranging from $.29-$.35 per Mcf (one thousand cubic feet) to 10% of the natural gas sales price. A gathering fee is paid to the MGP at a competitive rate for each Mcf of natural gas transported. Transportation costs incurred in 2006 and 2005 were $1,982,700 and $141,300, respectively.

•
Asset contributions from the managing general partner which are reported on the Statements of Cash Flows as a non-cash investing activity for the years ended December 31, 2006 and 2005 were $1,001,000 and $24,625,800, respectively.

•
The managing general partner and its affiliates are reimbursed for all direct costs expended on the Partnership's behalf. For the years ended December 31, 2006 and 2005, the managing general partner was reimbursed for $872,500 and $98,700, respectively, for direct costs.

•	The MGP received a credit to it's capital account of $7,315,900 in 2005 for fees, commissions and reimbursement costs to organize the Partnership.

The MGP performs all administrative and management functions for the Partnership including billing revenues and paying expenses. Accounts receivable - affiliate on the Partnership's Balance Sheets represents the net production revenues due from the MGP.

NOTE 6 - COMMITMENTS

Subject to certain conditions, investor partners may present their interests beginning in 2010 for purchase by Atlas Resources. The purchase price is calculated by Atlas Resources in accordance with the terms of the partnership agreement. Atlas Resources is not obligated to purchase more than 5% of the units in any calendar year. In the event that Atlas Resources is unable to obtain the necessary funds, it may suspend its purchase obligation.

Beginning one year after each of the Partnership's wells has been placed into production, the MGP, as operator, may retain $200 per month per well to cover the estimated future plugging and abandonment costs. As of December 31, 2006, the MGP has not withheld any such funds.

ATLAS AMERICA PUBLIC #14-2005 (A) L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2006

NOTE 7 - SUBORDINATION OF MANAGING GENERAL PARTNER'S REVENUE SHARE

Under the terms of the partnership agreement, the MGP may be required to subordinate up to 50% of its share of production revenues of the Partnership, net of related operating costs, administrative costs and well supervision fees to the receipt by the limited partners of cash distributions from the Partnership equal to at least 10% of their agreed subscriptions, determined on a cumulative basis, in each of the first five years of Partnership operations, commencing with the first distribution of revenues to the limited partners (February 2006). During the subordination period, the MGP can be reimbursed for any subordination advances to the extent distributions to limited partners exceed the 10% return. Since inception of the program the MGP has not been required to subordinate any of its revenues to the limited partners.

NOTE 8 - DERIVATIVE INSTRUMENTS

    Atlas Energy on behalf of the Partnership from time to time enters into natural gas futures and option contracts to hedge exposure to changes in natural gas prices. At any point in time, such contracts may include regulated NYMEX futures, options contracts, and non-regulated over-the-counter futures contracts with qualified counterparties. NYMEX contracts are generally settled with offsetting positions, but may be settled by the delivery of natural gas.

           Atlas Energy on behalf of the Partnership formally documents all relationships between hedging instruments and the items being hedged, including the Partnership's risk management objective and strategy for undertaking the hedging transactions. This includes matching the natural gas futures and options contracts to the forecasted transactions. Atlas Energy assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives are highly effective in offsetting changes in the fair value of hedged items. Historically these contracts have qualified and been designated as cash flow hedges and recorded at their fair values. Derivatives are recorded on the balance sheet as assets and liabilities at fair value. Gains or losses on future contracts are determined as the difference between the contract price and a reference price, generally prices on NYMEX. Changes in fair value are recognized in Partners' Capital as accumulated other comprehensive income (loss) and recognized within the Statements of Operations in the month the hedged gas is settled. If it is determined that a derivative is not highly effective as a hedge or it has ceased to be a highly effective hedge, due to the loss of correlation between changes in gas reference prices under a hedging instrument and actual gas prices, Atlas Energy will discontinue hedge accounting for the derivative and subsequent changes in fair value for the derivative will be recognized immediately into earnings.

At December 31, 2006, Atlas Energy had allocated open natural gas futures contracts to the Partnership related to sales covering 5,651,800 dekatherms (“Dth”) (net to the Partnership) of natural gas, maturing through December 31, 2010 at an average settlement price of $8.51 per Dth. At December 31, 2006, the Partnership reflected net hedging assets on its balance sheet of $4,882,500. Due to the impairment of the Partnership's oil and gas properties, the net offsetting unrealized gain of $352,900 was reclassified into earnings from accumulated other comprehensive income. Ineffective hedge gains or losses are recorded within the Statement of Operations while the hedge contract is open and may increase or decrease until settlement of the contract. The Partnership realized gains of $2,147,600 and $53,300 for the years ended December 31, 2006 and 2005, respectively, in its gas and oil revenues within its Statement of Operations related to the settlement of qualifying hedge instruments. The Partnership recognized no gains or losses during the two years ended December 31, 2006 for hedge ineffectiveness or as a result of the discontinuance of these cash flow hedges.

ATLAS AMERICA PUBLIC #14-2005 (A) L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2006

NOTE 8 - DERIVATIVE INSTRUMENTS (Continued)

As of December 31, 2006, Atlas Energy had allocated to the Partnership the following natural gas hedged volumes:

Natural Gas Fixed - Price Swaps

Production		Average	Net Fair Value
Period	Volumes	Fixed Price	Asset (2)
Ended December 31,	(MMBTU) (1)	(per MMBTU)	(in thousands)

2007	1,692,600	$8.60	$2,824
2008	1,786,200	8.91	1,207
2009	1,617,400	8.31	791
2010	555,600	7.53	61
Total asset			$4,883

(1)	MMBTU represents million British Thermal Units.
(2)	Fair value based on forward NYMEX natural gas prices, as applicable.

The following table sets forth the book and estimated fair values of derivative instruments at the dates indicated (in thousands):

	December 31, 2006		December 31, 2005
	Book Value	Fair Value	Book Value	Fair Value
Assets
Derivative instruments	$5,295	$5,295	$145	$145
	$5,295	$5,295	$145	$145
Liabilities
Derivative instruments	$(412)	$(412)	$(650)	$(650)
	$4,883	$4,883	$(505)	$(505)

NOTE 9 - NATURAL GAS AND OIL PRODUCING ACTIVITIES (UNAUDITED)

The supplementary information summarized below presents the results of natural gas and oil activities in accordance with Statements of Financial Accounting Standards No. 69, Disclosures about Oil and Gas Producing Activities (“SFAS No. 69”). Annually, reserve value information is provided to the investor partners pursuant to the partnership agreement. The partnership agreement provides a presentment feature whereby the MGP will buy partnership units, subject to annual limitations, based upon a valuation formula price in the partnership agreement. Therefore, reserve value information under SFAS No. 69 is not presented.

No consideration has been given in the following information to the income tax effect of the activities, as the Partnership is not treated as a taxable entity for income tax purposes.

ATLAS AMERICA PUBLIC #14-2005 (A) L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2006

NOTE 9 - NATURAL GAS AND OIL PRODUCING ACTIVITIES (UNAUDITED) (Continued)

(1)	Capitalized Costs Related to Oil and Gas producing Activities

The following table presents the capitalized costs related to natural gas and oil producing activities at December 31:

	2006	2005
Mineral interest in properties - proved properties	$1,900,900	$1,822,600
Wells and related equipment	83,304,700	80,366,600
Accumulated depletion	(11,151,900)	(1,540,500)
Net capitalized cost	$74,053,700	$80,648,700

(2)	Results of Operations of Oil and Gas Producing Activities

The following table presents the results of operations related to natural gas and oil production for the years ended December 31:

	2006	2005
Natural gas and oil sales	$21,982,500	$4,701,800
Production costs	(3,654,700)	(325,800)
Accretion of asset retirement obligation	(115,000)	(108,400)
Depletion	(9,611,400)	(1,540,500)
Impairment of oil and gas properties	(4,994,100)	─
General and administrative	(282,000)	(58,600)
Results of operations from oil and gas producing activities	$3,325,300	$2,668,500

(3)	Costs incurred in Oil and Gas Producing Activities

Costs incurred for the years ended December 31, are as follows:

	2006	2005
Acquisition costs	─	1,822,600
Tangible equipment and drilling costs	755,900	80,366,600
Total costs incurred	$755,900	$82,189,200

(4)	Oil and Gas Reserve Information

The information presented below represents estimates of proved natural gas and oil reserves. The estimates of the Partnership's proved gas and oil reserves are based upon evaluations made by management and verified by Wright & Company, Inc., an independent petroleum-engineering firm, as of December 31, 2006 and 2005. All reserves are located within the United States of America. Reserves are estimated in accordance with guidelines established by the Securities and Exchange Commission and the Financial Accounting Standards Board which require that reserve estimates be prepared under existing economic and operating conditions with no provision for price and cost escalation except by contractual arrangements. Proved reserves are estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e. prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions.

ATLAS AMERICA PUBLIC #14-2005 (A) L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2006

NOTE 9 - NATURAL GAS AND OIL PRODUCING ACTIVITIES (UNAUDITED) (Continued)

(4)	Oil and Gas Reserve Information (Continued)

Proved developed reserves are those, which are expected to be recovered through existing wells with existing equipment and operating methods. Additional oil and gas expected to be obtained through the application of fluid injection or other improved recovery techniques for supplementing the natural forces and mechanisms of primary recovery should be included as “proved developed reserves” only after testing by a pilot project or after the operation of an installed program has confirmed through production response that increased recovery will be achieved. All reserves are proved developed reserves and are located in the Appalachian Basin area.

There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future net revenues and the timing of development expenditures. The reserve data presented represents estimates only and should not be construed as being exact. In addition, the standardized measures of discounted future net cash flows may not represent the fair market value of the Partnership's oil and gas reserves or the present value of future cash flows of equivalent reserves, due to anticipated future changes in oil and gas prices and in production and development costs and other factors for which effects have not been provided.

	Natural Gas	Oil
	(Mcf)	(Bbls)
Proved developed reserves:
Balance December 31, 2004	―	―
Proved developed reserves	22,599,200	70,800
Production	(460,100)	(4,900)

Balance December 31, 2005	22,139,100	65,900
Revisions to previous estimates	(7,726,200)	(9,200)
Production	(2,411,500)	(12,100)

Balance December 31, 2006	12,001,400	44,600

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

None.

ITEM 8A.       CONTROLS AND PROCEDURES

Under the supervision, and with the participation of our MGP's management including our MGP's Chief Executive Officer and Chief Financial Officer, our MGP has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e)) as of the end of the period covered by this annual report on Form 10-KSB, and based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective in all material respects, including those to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to management, including our MGP's Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely disclosure. There have been no changes during our last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.        OTHER INFORMATION

None

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES, COMPLIANCE
WITH SECTION 16 (A) OF THE EXCHANGE ACT

Atlas America (ATLS) transferred to Atlas Energy Resources, LLC (ATN), a newly-formed, limited liability company subsidiary of Atlas America, substantially all of its natural gas and oil exploration and production assets in December 2006 pursuant to the completion of an initial public offering of 7,273,750 of its Class B limited liability company interest. As consideration for this contribution, on December 18, 2006 Atlas Energy Resources, LLC distributed to Atlas America $139,944,000 net proceeds of the offering, 29,352,996 of common units, 748,456 Class A units, and the management incentive interest. Also pursuant to the contribution agreement, Atlas America contributed to its subsidiary, Atlas Energy Management, Inc. (“Atlas Management”), the 748,456 Class A units and the management incentive interest. Atlas America retained approximately 81% of the limited liability company interest of Atlas Energy Resources, LLC, which will continue to provide Atlas America control over Atlas Energy Resources, LLC and its assets and business.

Atlas America is headquartered at 311 Rouser Road, Moon Township, Pennsylvania 15108, which is also our MGP's primary office.

Executive Officers and Directors. The executive officers and directors of our MGP will serve until their successors are elected. The executive officers and directors of our MGP are as follows:

NAME	AGE	POSITION OR OFFICE

Freddie M. Kotek	51	Chairman of the Board of Directors, Chief Executive Officer and President
Frank P. Carolas	47	Executive Vice President - Land and Geology and a Director
Jeffrey C. Simmons	48	Executive Vice President - Operations and a Director
Jack L. Hollander	50	Senior Vice President - Direct Participation Programs
Nancy J. McGurk	51	Senior Vice President, Chief Accounting Officer
Michael L. Staines	57	Senior Vice President, Secretary and a Director
Matthew A. Jones	45	Chief Financial Officer

With respect to the biographical information set forth below:

•
the approximate amount of an individual's professional time devoted to the business and affairs of our managing general partner and Atlas America have been aggregated because there is no reasonable method for them to distinguish their activities between the two companies; and

•
for those individuals who also hold senior positions with other affiliates of our managing general partner, if it is stated that they devote approximately 100% of their professional time to our managing general partner and Atlas America, it is because either the other affiliates are not currently active in drilling new wells, such as Viking Resources or Resource Energy, and the individuals are not required to devote a material amount of their professional time to the affiliates, or there is no reasonable method to distinguish their activities between our managing general partner and Atlas as compared with the other affiliates of our managing general partner, such as Viking Resources or Resource Energy.

Freddie M. Kotek. President and Chief Executive Officer since January 2002 and Chairman of the Board of Directors since September 2001. Mr. Kotek has been Executive Vice President of Atlas America since February 2004, and served as a director from September 2001 until February 2004 and served as Chief Financial Officer from February 2004 until March 2005. Mr. Kotek was a Senior Vice President of Resource America and President of Resource Leasing, Inc. (a wholly-owned subsidiary of Resource America) from 1995 until May 2004 when he resigned from Resource America and all of its subsidiaries which are not subsidiaries of Atlas America. Mr. Kotek was President of Resource Properties from September 2000 to October 2001 and its Executive Vice President from 1993 to August 1999. Mr. Kotek received a Bachelor of Arts degree from Rutgers College in 1977 with high honors in Economics. He also received a Master in Business Administration degree from the Harvard Graduate School of Business Administration in 1981. Mr. Kotek will devote approximately 95% of his professional time to the business and affairs of the MGP and Atlas America, Atlas Energy Resources, LLC and Atlas Energy Management, Inc., and the remainder of his professional time to the business and affairs of the MGP's other affiliates.

Frank P. Carolas. Executive Vice President-Land and Geology and a Director since January 2001. Mr. Carolas has been an Executive Vice President of Atlas America since January 2001 and served as a Director of Atlas America from January 2002 until February 2004. Mr. Carolas has been a Senior Vice President of Atlas Energy Management, Inc. since 2006. Mr. Carolas was a Vice President of Resource America from April 2001 until May 2004 when he resigned from Resource America. Mr. Carolas served as Vice President of Land and Geology for the MGP from July 1999 until December 2000 and for Atlas America from 1998 until December 2000. Before that Mr. Carolas served as Vice President of Atlas Energy Group, Inc. from 1997 until 1998, which was the former parent company of the MGP. Mr. Carolas is a certified petroleum geologist and has been with the MGP and its affiliates since 1981. He received a Bachelor of Science degree in Geology from Pennsylvania State University in 1981 and is an active member of the American Association of Petroleum Geologists. Mr. Carolas devotes approximately 100% of his professional time to the business and affairs of the MGP, Atlas America, Atlas Energy Resources, LLC and Atlas Energy Management, Inc.

Jeffrey C. Simmons. Executive Vice President-Operations and a Director since January, 2001. Mr. Simmons has been an Executive Vice President of Atlas America since January 2001 and was a Director of Atlas America from January 2002 until February 2004. Mr. Simmons has been a Senior Vice President of Atlas Energy Management, Inc., since 2006. Mr. Simmons was a Vice President of Resource America from April 2001 until May 2004 when he resigned from Resource America. Mr. Simmons served as Vice President of Operations for the MGP from July 1999 until December 2000 and for Atlas America from 1998 until December 2000. Mr. Simmons joined Resource America in 1986 as a senior petroleum engineer and has served in various executive positions with its energy subsidiaries since then. Mr. Simmons received his Bachelor of Science degree with honors from Marietta College in 1981 and his Masters degree in Business Administration from Ashland University in 1992. Mr. Simmons devotes approximately 90% of his professional time to the business and affairs of the MGP, Atlas America, and the remainder of his professional time to the business and affairs of the MGP's other affiliates, primarily Viking Resources and Resource Energy, Atlas Energy Resources, LLC and Atlas Energy Management, Inc.

Jack L. Hollander. Senior Vice President - Direct Participation Programs since January 2002 and before that he served as Vice President - Direct Participation Programs from January 2001 until December 2001. Mr. Hollander also serves as Senior Vice President - Direct Participation Programs of Atlas America since January 2002. Mr. Hollander practiced law with Rattet, Hollander & Pasternak, concentrating in tax matters and real estate transactions, from 1990 to January 2001, and served as in-house counsel for Integrated Resources, Inc. (a diversified financial services company) from 1982 to 1990. Mr. Hollander earned a Bachelor of Science degree from the University of Rhode Island in 1978, his law degree from Brooklyn Law School in 1981, and a Master of Law degree in Taxation from New York University School of Law Graduate Division in 1982. Mr. Hollander is a member of the New York State bar and the Chairman of the Investment Program Association which is an industry association, as of March 2005. Mr. Hollander devotes approximately 100% of his professional time to the business and affairs of the MGP, Atlas America, Atlas Energy Resources, LLC and Atlas Energy Management, Inc.

Nancy J. McGurk. Ms. McGurk has been Chief Accounting Officer of Atlas Energy Resources, LLC and Atlas Energy Management. Senior Vice President since January 2002, Chief Accounting Officer since January 2001 and Chief Financial Officer until March 2006. Ms. McGurk also serves as Senior Vice President since January 2002 and Chief Accounting Officer of Atlas America since January 2001. Ms. McGurk served as Chief Financial Officer for Atlas America from January 2001 until February 2004. Ms. McGurk was a Vice President of Resource America from 1992 until May 2004 and its Treasurer and Chief Accounting Officer from 1989 until May 2004 when she resigned from Resource America. Also, since 1995 Ms. McGurk has served as Vice President - Finance of Resource Energy, Inc. Ms. McGurk received a Bachelor of Science degree in Accounting from Ohio State University in 1978, and has been a Certified Public Accountant since 1982. Ms. McGurk devotes approximately 80% of her professional time to the business and affairs of the MGP, Atlas America, Atlas Energy Resources, LLC and Atlas Energy Management, Inc. and the remainder of her professional time to the business and affairs of the MGP's other affiliates.

Michael L. Staines. Senior Vice President, Secretary, and a Director since 1998. Mr. Staines has been an Executive Vice President and Secretary of Atlas America since 1998. Mr. Staines was a Senior Vice President of Resource America from 1989 until May, 2005 when he resigned from Resource America. Mr. Staines was a director of Resource America from 1989 to February 2000 and Secretary from 1989 to October 1998. Mr. Staines has been President of Atlas Pipeline Partners GP since January 2001 and its Chief Operating Officer and a member of its Managing Board since its formation in November 1999. Mr. Staines is a member of the Ohio Oil and Gas Association and the Independent Oil and Gas Association of New York. Mr. Staines received a Bachelor of Science degree from Cornell University in 1971 and a Master of Business degree from Drexel University in 1977. Mr. Staines devotes approximately 5% of his professional time to the business and affairs of the MGP and Atlas America, and the remainder of his professional time to the business and affairs of the MGP's other affiliates, including Atlas Pipeline Partners GP.

Matthew A. Jones Chief Financial Officer since March 2006 for Atlas Resources, LLC. Mr. Jones has been the Chief Financial Officer since January 2006 and a director of Atlas Pipeline Holdings since February 2006 and has been Chief Financial Officer of Atlas Pipeline Partners GP and Atlas America since March 2005. He has been the Chief Financial Officer and a director of Atlas Energy Resources and Atlas Energy Management since their formation. From 1996 to 2005, Mr. Jones worked in the Investment Banking Group at Friedman Billings Ramsey, concluding as Managing Director. Mr. Jones worked in Friedman Billings Ramsey's Energy Investment Banking Group from 1999 to 2005, and in Friedman Billings Ramsey's Specialty Finance and Real Estate Group from 1996 to 1999. Mr. Jones is a Chartered Financial Analyst.

Audit Committee Financial Expert. The Board of Directors of our MGP acts as the audit committee. The Board of Directors has determined that Freddie M. Kotek meets the requirement of an “audit committee financial expert”, he is not independent.

Remuneration of Officers and Directors. No officer or director of the MGP will receive any direct remuneration or other compensation from the Partnership. These persons will receive compensation solely from affiliated companies of the MGP.

Code of Business Conduct and Ethics. Because the Partnership does not directly employ any persons, the MGP has determined that the partnership will rely on a Code of business Conduct and Ethics adopted by Atlas America, Inc. and/or Atlas Energy Resources, LLC that applies to the principal executive officer, principal financial officer and principal accounting officer of the MGP, as well as to persons performing services for the managing general partner generally. You may obtain a copy of this Code of Business Conduct and Ethics by a request to the MGP at Atlas Resources, LLC, 311 Rouser Road, Moon Township, Pennsylvania 15108.

ITEM 10.     EXECUTIVE COMPENSATION

We have no employees and rely on the employees of our MGP and its affiliates for all services. No officer or director of our MGP will receive any direct remuneration or other compensation from us. Those persons will receive compensation solely from affiliated companies of our MGP. See Item 12 “Certain Relationships and Related Party Transactions” for a discussion of compensation paid by us to our MGP.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 2006, we had issued and outstanding units of 6,982.05. No officer or director of our MGP owns any units. Although, subject to certain conditions, investor partners may present their units to us beginning in 2007 for purchase, the MGP is not obligated by the Partnership agreement from purchasing more than 5% of our total outstanding units in any calendar year.

Organizational and Security Ownership of Beneficial Owners. Atlas America owns approximately 81% of the limited liability company interest of Atlas Energy Resources, LLC which owns 100% of the limited liability company interests of Atlas Energy Operating Company, LLC, which owns 100% of the limited liability company interests of AIC, LLC, which owns 100% of the limited liability company interest of the managing general partner. The officers and directors of Atlas America and Atlas Energy Resources LLC are set forth below. The directors of AIC, LLC are Jonathan Z. Cohen, Michael L. Staines, and Jeffrey Simmons. The biographies of Messrs, Staines and Simmons are set forth above.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Oil and Gas Revenues. Our MGP is allocated 35% of our oil and gas revenues in return for its payment and/or contribution of services towards our organization and offering costs equal to 12.8% of our subscriptions, its payment of 71.60% of the tangible costs of drilling and completing our wells and its contribution to us of all of our oil and gas leases. These capital contributions from our MGP totaled $25,626,900. During the years ended December 31, 2006 and 2005, our MGP received $6,414,700 and $1,531,600, respectively, from our net production revenues.

Administrative Costs. Our MGP and its affiliates receive an unaccountable, fixed payment reimbursement for the administrative costs they incur on our behalf of $75 per well per month, which is proportionately reduced to the extent we acquired less than 100% of the working interest in a well. During the years ended December 31, 2006 and 2005, our MGP received $225,300 and $30,100, respectively, for administrative costs.

Direct Costs. Our MGP (including other serving as operator) and its affiliates will be reimbursed by us for all direct costs expended by them on our behalf. During the years ended December 31, 2006 and 2005, we reimbursed our MGP $872,500 and $98,700, respectively, for direct costs.

Drilling Contracts. After the initial closing date for the offering of our units to potential investors, we entered into a drilling contract with our MGP to drill and complete approximately 343 gross wells on our behalf. The total amount received by our MGP for drilling and completing the wells was $6,602,900 and $63,072,000, for the years ended December 31, 2006 and 2005, respectively.

Well Charges. Our MGP, as operator or our wells, is reimbursed at actual cost for all direct expenses incurred on our behalf and receives well supervision fees for operating and maintaining the wells during producing operations in the amount of $285 per well per month subject to an annual adjustment for inflation. The well supervision fees were proportionately reduced to the extent we acquired less than 100% of the working interest in a well. For the years ended December 31, 2006 and 2005, our MGP received $856,200 and $114,300, respectively, for well supervision fees.

Transportation Fees. We pay a gathering fee to our MGP at a competitive rate for each mcf of our natural gas transported. Transportation rates range from $.29-$.35 per Mcf (one thousand cubic feet) to 10% of the natural gas sales price. For the years ended December 31, 2006 and 2005, $1,982,700 and $141,300, respectively, was paid to our MGP for gathering fees. In turn, our MGP paid 100% of this amount to Atlas Pipeline Partners, L.P. for the use of its gathering system in transporting a majority of our natural gas production.

Dealer-Manager Fees. As part of the offering of our units to potential investors, Anthem Securities, Inc., an affiliate of our MGP and the dealer-manager of the offering, received a 2.5% dealer-manager fee, a 7% sales commission, a .5% reimbursement for accountable permissible non-cash compensation; and an up to .5% reimbursement of the selling agents' bonefide accountable due diligence expenses in the amount of $6,077,700.

Other Compensation. For the years ended December 31, 2006 and 2005, our MGP did not advance any funds to us, nor did they provide us with any equipment, supplies or other services.

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

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed by our independent auditors, Grant Thornton LLP, for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2006 and 2005, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-QSB during such years, were $20,700 and $21,900, respectively.

Procedures for Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor. Pursuant to its charter, the Audit Committee of our MGP is responsible for reviewing and approving, in advance, any audit and any permissible non-audit engagement or relationship between us and our independent auditors. We do not have a separate audit committee.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Atlas America Public #14-2005 (A) L.P.

Atlas Resources, LLC, Managing General Partner

Date: April 2, 2007	By: /s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive
Officer and President

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 2, 2007	By: /s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive
Officer and President

Date: April 2, 2007	By: /s/ Frank P. Carolas
Frank P. Carolas, Executive Vice President - Land and Geology

Date: April 2, 2007	By: /s/ Jeffrey C. Simmons
Jeffrey C. Simmons, Executive Vice President - Operations

Date: April 2, 2007	By: /s/ Nancy J. McGurk
Nancy J. McGurk, Vice President, Chief Accounting Officer

Date: April 2, 2007	By:/s/ Matthew A. Jones
Matthew A. Jones, Chief Financial Officer

Supplemental information to be furnished with reports filed pursuant to Section 15(d) of the
Exchange Act by Non-reporting Issuers

An annual report will be furnished to security holders subsequent to the filing of this report.