Form 10QSB
period 2007-03-31
Atlas America Public #14-2005 (A) LP
filed 2007-05-14
CIK 1336339

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10 QSB

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 333-117035-01

ATLAS AMERICA PUBLIC #14-2006 (A) L.P.
(Name of small business issuer in its charter)

Delaware	20-1849549
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

311 Rouser Road	15108
Moon Township, PA	(zip code)
(Address of principal executive offices)

Issuer’s telephone number, including area code: (412) 262-2830

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange
Act).Yes ☐ No ☑

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

ATLAS AMERICA PUBLIC #14-2006 (A) L.P.
(A Delaware Limited Partnership)
INDEX TO QUARTERLY REPORT
ON FORM 10-QSB

PART I.	FINANCIAL INFORMATION	PAGE

Item 1:	Financial Statements (Unaudited)

	Balance Sheets as of March 31, 2007 and December 31, 2006	3

	Statements of Net Earnings for the Three Months ended March 31, 2007 and 2006	4

	Statement of Partners’ Capital Accounts for the Three Months ended March 31, 2007	5

	Statements of Cash Flows for the Three Months ended March 31, 2007 and 2006	6

	Notes to Financial Statements	7-12

Item 2:	Management’s Discussion and Analysis of Financial Condition or Plan of Operations	13-16

Item 3:	Controls and Procedures	16

PART II.	OTHER INFORMATION

Item 6:	Exhibits	16

SIGNATURES		17

CERTIFICATIONS		18-21

PART I

ITEM 1. FINANCIAL STATEMENTS

ATLAS AMERICA PUBLIC #14-2006(A) L.P.
BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$2,838,500	$3,001,000
Accounts receivable-affiliate	3,579,700	3,578,500
Hedge receivable short-term due from affiliate	693,700	2,841,600
Total current assets	7,111,900	9,421,100

Oil and gas properties, net	71,248,700	74,053,700
Hedge receivable long-term due from affiliate	1,096,900	2,453,300
	$79,457,500	$85,928,100

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accrued liabilities	$22,400	$18,000
Hedge liability short-term due to affiliate	644,600	17,700
Total current liabilities	667,000	35,700

Asset retirement obligation	2,828,300	2,786,500
Hedge liability long-term due to affiliate	1,080,200	394,700

Partners’ capital:
Managing general partner	17,476,500	18,019,500
Limited partners (6,982.05 units)	57,633,700	60,162,000
Accumulated other comprehensive (loss) income	(228,200)	4,529,700
	74,882,000	82,711,200
	$79,457,500	$85,928,100

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #14-2006 (A) L.P.
STATEMENTS OF NET EARNINGS
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
REVENUES:
Natural gas and oil	$4,648,300	$4,855,500
Interest income	32,600	7,400
Total revenues	4,680,900	4,862,900

COSTS AND EXPENSES:
Production	920,300	587,800
Depletion	2,786,800	1,600,100
Accretion of asset retirement obligation	41,800	28,800
General and administrative	77,600	53,700
Total expenses	3,826,500	2,270,400
Net earnings	$854,400	$2,592,500

Allocation of net earnings:
Managing general partner	$831,000	$1,245,000
Limited partners	$23,400	$1,347,500
Net earnings per limited partnership unit	$3	$193

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #14-2006 (A) L.P.
STATEMENT OF PARTNERS’ CAPITAL ACCOUNTS
FOR THE THREE MONTHS ENDED March 31, 2007
(Unaudited)

			Accumulated
	Managing		Other
	General	Limited	Comprehensive
	Partner	Partners	Income (loss)	Total

Balance at January 1, 2007	$18,019,500	$60,162,000	$4,529,700	$82,711,200

Participation in revenues and expenses:
Net production revenues	1,304,800	2,423,200	—	3,728,000
Interest income	11,400	21,200	—	32,600
Depletion	(443,400)	(2,343,400)	—	(2,786,800)
Accretion of asset retirement obligation	(14,600)	(27,200)	—	(41,800)
General and administrative	(27,200)	(50,400)	—	(77,600)
Net earnings	831,000	23,400	—	854,400

Other comprehensive loss	—	—	(4,757,900)	(4,757,900)

Distributions to partners	(1,374,000)	(2,551,700)	—	(3,925,700)

Balance at March 31, 2007	$17,476,500	$57,633,700	$(228,200)	$74,882,000

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #14-2006(A) L.P.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net earnings	$854,400	$2,592,500
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depletion	2,786,800	1,600,100
Non-cash loss on derivative value	58,800	—
Accretion of asset retirement obligation	41,800	28,800
(Increase) decrease in accounts receivable-affiliate	(1,200)	4,496,500
Increase in accrued liabilities	4,400	2,300
Net cash provided by operating activities	3,745,000	8,720,200

Cash flows from investing activities:
Proceed from sale of tangible equipment	18,200	—
Oil and gas well drilling contracts paid to MGP	—	(5,487,300)
Net cash provided by (used in) investing activities	18,200	(5,487,300)

Cash flows from financing activities:
Distributions to partners	(3,925,700)	(1,894,200)
Net cash used in financing activities	(3,925,700)	(1,894,200)

Net (decrease) increase in cash and cash equivalents	(162,500)	1,338,700
Cash and cash equivalents at beginning of period	3,001,000	901,600
Cash and cash equivalents at end of period	$2,838,500	$2,240,300

Supplemental schedule of non-cash investing and financing activities:

Assets contributed by managing general partner:
Tangible equipment included in oil and gas properties	$—	$259,200
Leasehold costs included in oil and gas properties	—	14,700
	$—	$273,900

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #14-2006(A) L.P.
NOTES TO FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)
NOTE 1 - DESCRIPTION OF BUSINESS

The financial statements of Atlas America Public #14-2006 (A) L.P. (the “Partnership”) as of March 31, 2007 and for the three months ended March 31, 2007 and 2006 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Partnership’s Form 10-KSB for the year ended December 31, 2006. The results of operations for the three months ended March 31, 2007 may not necessarily be indicative of the results of operations for the year ended December 31, 2007.

In March 2006, Atlas Resources, Inc., the Partnership's Managing General Partner ("MGP"), was merged into a newly-formed limited liability company, Atlas Resources, LLC, which became an indirect subsidiary of Atlas Energy Resources, LLC, ("Atlas Energy"), a newly-formed subsidiary of Atlas America, Inc. Atlas Resources, LLC now serves as the Partnership's MGP. In December 2006, Atlas America, Inc. contributed substantially all of its natural gas and oil exploration and production assets to Atlas Energy Resources, LLC.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In addition to matters discussed further in this note, the Partnership’s significant accounting policies are detailed in its audited financial statements and notes thereto in the Partnership’s annual report on Form 10-KSB for the year ended December 31, 2006 filed with the Securities and Exchange Commission.

Receivables

In evaluating the need for an allowance for possible losses, the Partnership's MGP performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness, as determined by review of its purchasers' credit information. Credit is extended on an unsecured basis to many of its energy purchasers. At March 31, 2007 and December 31, 2006, the Partnership's MGP’s credit evaluation indicated that the Partnership has no need for an allowance for possible losses.

Revenue Recognition

Because there are timing differences between the delivery of the Partnership’s natural gas and oil and the receipt of a delivery statement, the Partnership has unbilled revenues. These revenues are accrued based upon volumetric data from the Partnership’s records and estimates of the related transportation and compression fees which are, in turn, based upon applicable product prices. The Partnership had unbilled trade receivables of $2,402,000 at March 31, 2007 and $2,550,900 at December 31, 2006, which are included in Accounts receivable-affiliate on the Partnership's Balance Sheets.

ATLAS AMERICA PUBLIC #14-2006(A) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
March 31, 2007
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Asset Retirement Obligation

The Partnership accounts for the estimated plugging and abandonment costs for its oil and gas properties in accordance with Statement of Financial Accounting Standards No. 143 ("SFAS 143"), Accounting for Asset Retirement Obligations and Financial Accounting Standards Board ("FASB"), Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations.

A reconciliation of the Partnership’s liability for plugging and abandonment costs for the periods indicated are as follows:

	Three Months Ended
	March 31,
	2007	2006

Asset retirement obligation at beginning of period	$2,786,500	$1,915,600
Accretion expense	41,800	28,800
Asset retirement obligation at end of period	$2,828,300	$1,944,400

Concentration of Credit Risk

Financial instruments, which potentially subject the Partnership to concentrations of credit risk, consist principally of periodic temporary investments of cash and cash equivalents. The Partnership places its temporary cash investments in deposits with high-quality financial institutions. At March 31, 2007, the Partnership had $2,885,100 in deposits at one bank of which $2,785,100 was over the insurance limit of the Federal Deposit Insurance Corporation and at December 31, 2006 the Partnership had $3,095,100 in deposits at one bank of which $2,995,100 was over the insurance limit of the Federal Deposit Insurance Corporation. No losses have been experienced on such investments.

Property and Equipment

Oil and gas properties consist of the following at the dates indicated:	March 31,	December 31,
	2007	2006
Mineral interest in properties:
Proved properties	$1,900,900	$1,900,900
Wells and related equipment	83,286,500	83,304,700
	85,187,400	85,205,600

Accumulated depletion of oil and gas properties	(13,938,700)	(11,151,900)
	$71,248,700	$74,053,700

ATLAS AMERICA PUBLIC #14-2006(A) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
March 31, 2007
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Financial Accounting Standards

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 permits entities to choose to measure eligible financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Statement will be effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Statement offers various options in electing to apply the provisions of this statement and at this time the Partnership has not made any decisions on its application to its financial position or results of operations, and is currently evaluating the impact of the adoption of SFAS 159 on its financial position and results of operations.

In September 2006, the FASB issued SFAS 157 Fair Value Measurement. SFAS 157 addresses the need for increased consistency in fair value measurements, defining fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It also establishes a framework for measuring fair value and expands disclosure requirements. SFAS 157 is effective beginning January 1, 2008. The Partnership is currently evaluating the impact of the adoption of SFAS 157 on its financial position and results of operations.

NOTE 3 - TRANSACTIONS WITH ATLAS RESOURCES, LLC AND ITS AFFILIATES

The Partnership has entered into the following significant transactions with its MGP and its affiliates as provided under the Partnership agreement:

•
Administrative costs which are included in general and administrative expenses in the Partnership’s Statements of Net Earnings are payable at $75 per well per month. Administrative costs incurred for the three months ended March 31, 2007 and 2006 were $65,200 and $42,900, respectively.

•
Monthly well supervision fees which are included in production expenses in the Partnership’s Statements of Net Earnings are currently payable at $297 per well per month for operating and maintaining the wells. Well supervision fees incurred for the three months ended March 31, 2007 and 2006 were $258,300 and $162,900, respectively.

•
Transportation fees which are included in production expenses in the Partnership’s Statements of Net Earnings are payable at rates ranging from $.29-$.35 per one thousand cubic feet ("Mcf") to 13% of the natural gas sales price. Transportation fees incurred for the three months ended March 31, 2007 and 2006 were $465,700 and $297,300, respectively.

ATLAS AMERICA PUBLIC #14-2006(A) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
March 31, 2007
(Unaudited)

NOTE 3 - TRANSACTIONS WITH ATLAS RESOURCES, LLC AND ITS AFFILIATES (Continued)

•	Additional asset contributions from the MGP which are included on the Partnership's Statements of Cash Flows as a non-cash investing activity for the three months ended March 31, 2006 were $273,900.

The MGP performs all administrative and management functions for the Partnership including billing revenues and paying expenses. Accounts receivable-affiliate on the Partnership's Balance Sheets represents the net production revenues due from the MGP.

Comprehensive Income

Comprehensive income includes net income and all other changes in equity of a business during a period from non-owner sources that, under accounting principles generally accepted in the United States of America, have not been recognized in the calculation of net income. For the Partnership this includes only changes in the fair value of unrealized hedging gains and losses. Comprehensive income for the Partnership is as follows for the periods indicated:

	Three Months Ended
	March 31,
	2007	2006

Net earnings	$854,400	$2,592,500
Other comprehensive (loss) income:
Unrealized holding gain (loss) on hedging contracts	(4,257,000)	562,900
Less: reclassification adjustment for gains
realized in net earnings	(500,900)	(208,000)
	(4,757,900)	354,900
Comprehensive (loss) income	$(3,903,500)	$2,947,400

Subordination by Managing General Partner

Under the terms of the Partnership agreement, the MGP may be required to subordinate up to 50% of its share of net production revenues of the Partnership to provide a distribution to the limited partners equal to at least 10% of their agreed subscriptions. Subordination is determined on a cumulative basis, in each of the first five years of Partnership operations, commencing with the first distribution of revenues to the investor partners (February 2006). Since inception of the program, the MGP has not been required to subordinate any of its revenues to its limited partners.

NOTE 4 - DERIVATIVE INSTRUMENTS

Atlas Energy, on behalf of the Partnership, from time to time enters into natural gas futures and option contracts to hedge exposure to changes in natural gas prices. At any point in time, such contracts may include regulated New York Mercantile Exchange ("NYMEX") futures and options contracts and non-regulated over-the-counter futures contracts with qualified counterparties. NYMEX contracts are generally settled with offsetting positions, but may be settled by the delivery of natural gas.

ATLAS AMERICA PUBLIC #14-2006(A) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
March 31, 2007
(Unaudited)

NOTE 4 - DERIVATIVE INSTRUMENTS (Continued)

Atlas Energy, on behalf of the Partnership, formally documents all relationships between hedging instruments and the items being hedged, including the Partnership’s risk management objective and strategy for undertaking the hedging transactions. This includes matching the natural gas futures and options contracts to the forecasted transactions. Atlas Energy assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives are highly effective in offsetting changes in the fair value of hedged items. Historically these contracts have qualified and been designated as cash flow hedges and recorded at their fair values. Derivatives are recorded on the Balance Sheets as assets and liabilities at fair value. Gains or losses on future contracts are determined as the difference between the contract price and a reference price, generally prices on NYMEX. Changes in fair value are recognized in Partners’ Capital as Accumulated other comprehensive income (loss) and recognized within the Statements of Net Earnings in the month the hedged gas is settled. If it is determined that a derivative is not highly effective as a hedge or it has ceased to be a highly effective hedge, due to the loss of correlation between changes in gas reference prices under a hedging instrument and actual gas prices, the Partnership will discontinue hedge accounting for the derivative and subsequent changes in fair value for the derivative will be recognized immediately into earnings.

    At March 31, 2007, Atlas Energy had allocated open natural gas futures contracts to the Partnership related to natural gas sales covering 5,828,000 dekatherms (“Dth”) (net to the Partnership) of natural gas, maturing through March 31, 2012 at an average settlement price of $8.31 per Dth. At March 31, 2007, the Partnership reflected net hedging assets on its Balance Sheets of $65,800. Due to the impairment of the Partnership's oil and gas properties at December 31, 2006, a net offsetting unrealized gain of $352,900 was reclassified into earnings from accumulated other comprehensive income. At March 31, 2007, $294,100 of the prior year reclassification remains as an offset (reduction) to accumulated other comprehensive income. Of the $228,200 net loss in Accumulated other comprehensive income (loss) at March 31, 2007, if the fair values of the instruments remain at current market values, the Partnership will reclassify $144,500 of net loss to its Statements of Net Earnings over the next twelve month period as these contracts expire, and $83,700 of net losses in later periods. Actual amounts that will be reclassified will vary as a result of future price changes. Ineffective hedge gains or losses are recorded within the Statements of Net Earnings while the hedge contract is open and may increase or decrease until settlement of the contract. The Partnership realized gains of $500,900 and $208,000 for the three-month period ended March 31, 2007 and 2006, respectively, in its oil and gas revenues within its Statements of Net Earnings related to the settlement of qualifying hedge instruments. The Partnership recognized no gains or losses during the three months ended March 31, 2007 and 2006 for hedge ineffectiveness or as a result of the discontinuance of cash flow hedges.

Fixed Price Swaps

Twelve Month
Period Ending		Average Fixed Price	Fair Value
March 31,	Volumes	(per MMBTU) (1)	Asset (Liability) (2)

2008	1,569,900	$8.676	$128,600
2009	1,541,100	$8.599	58,500
2010	1,345,600	$8.195	108,600
2011	761,900	$7.572	(138,000)
2012	345,000	$7.365	(4,400)
			$153,300

ATLAS AMERICA PUBLIC #14-2006(A) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
March 31, 2007
(Unaudited)

NOTE 4 - DERIVATIVE INSTRUMENTS (Continued)

As of March 31, 2007, Atlas Energy had allocated to the Partnership the following natural gas hedged volumes:

Costless Collars

Twelve Month
Period Ending			Average Floor & Cap	Fair Value
March 31,	Option Type	Volumes	(per MMBTU) (1)	Asset (Liability) (2)

2008	Puts purchased	115,000	$7.50	$—
2008	Calls sold	115,000	$8.60	(34,900)
2008	Puts purchased	37,400	$7.50	—
2008	Calls sold	37,400	$9.40	(44,600)
2009	Puts purchased	112,100	$7.50	—
2009	Calls sold	112,100	$9.40	(8,000)
				$(87,500)
			Net Asset
				$65,800
_____________

(1)	MMBTU represents million British Thermal Units.
(2)	Fair value based on forward NYMEX natural gas prices, as applicable.

The following table sets forth the book and estimated fair values of derivative instruments at the dates indicated:

	March 31, 2007		December 31, 2006
	Book Value	Fair Value	Book Value	Fair Value
Assets
Derivative instruments	$1,790,600	$1,790,600	$5,294,900	$5,294,900
	$1,790,600	$1,790,600	$5,294,900	$5,294,900
Liabilities
Derivative instruments	$(1,724,800)	$(1,724,800)	$(412,400)	$(412,400)
	$65,800	$65,800	$4,882,500	$4,882,500

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

General

We were formed as a Delaware limited partnership on March 3, 2005, with Atlas Resources, Inc. as our Managing General Partner, or MGP, to drill natural gas development wells. We currently operate wells located in western Pennsylvania and Tennessee. We have no employees and rely on our MGP for management, which, in turn, relies on its parent company, Atlas Energy Resources, LLC or Atlas Energy, for administrative services.

Our wells are currently producing natural gas and, to a far lesser extent, oil which are our only products. Most of our gas is gathered and delivered to market through Atlas Pipeline Partners, L.P.'s gas gathering system, which is managed by an affiliate of our MGP. We do not plan to sell any of our wells and will continue to produce them until they are depleted or become uneconomical to produce, at which time they will be plugged and abandoned or sold.

In March 2006, Atlas Resources, Inc. was merged into a newly-formed limited liability company, Atlas Resources, LLC, which became an indirect subsidiary of Atlas America, Inc. Atlas Resources, LLC now serves as our MGP. In December 2006, Atlas America, Inc. contributed substantially all of its natural gas and oil exploration and production assets to Atlas Energy Resources, LLC.

Results of Operations

The following table sets forth information relating to our production revenues, volumes, sales prices, production costs and depletion during the periods indicated:

	Three Months Ended
	March 31,
	2007	2006

Production revenues (in thousands):
Gas	$4,299	$4,729
Oil	$349	$126
Total	$4,648	$4,855

Production volumes:
Gas (mcf/day) (2)	5,432	5,012
Oil (bbls/day) (2)	70	24
Total (mcfe/day) (2)	5,852	5,156

Average sales prices:
Gas (per mcf) (1) (2)	$8.79	$10.49
Oil (per bbl) (2)	$55.68	$59.24

Average production costs:
As a percent of sales	20%	12%
Per mcfe (2)	$1.75	$1.27

Depletion per mcfe	$5.29	$3.45
______________

(1)	The average sales price per mcf before the effects of hedging was $7.77 and $9.91 for the three months ended March 31, 2007 and 2006, respectively.
(2)	“Mcf” means thousand cubic feet, “mcfe” means thousand cubic feet equivalent and “bbls” means barrels. Bbls are converted to mcfe using the ratio of six mcfs to one bbl.

Natural Gas Revenues. Our natural gas revenues were $4,299,400 and $4,729,300 for the three months ended March 31, 2007 and 2006, respectively, a decrease of $429,900 (9%). This decrease was due to a decrease in the average sales price we received for our natural gas to $8.79 for the three months ended March 31, 2007 as compared to $10.49 for the three months ended March 31, 2006, a decrease of $1.70 per mcf (16%), partially offset by an increase in production volumes to 5,432 mcf per day for the three months ended March 31, 2007 from 5,012 mcf per day for the three months ended March 31, 2006, an increase of 420 mcf per day (8%). The $429,900 decrease in gas revenue for the three months ended March 31, 2007 as compared to the prior year similar period was attributable to a $826,900 decrease in natural gas sale prices, partially offset by a $397,000 increase in production volumes. The overall increase in production volumes resulted from almost all wells being on-line for a full year as compared to prior year similar period.

Oil Revenues. We drill wells primarily to produce natural gas, rather than oil, but some wells have oil production. Our oil revenues were $348,900 and $126,200 for the three months ended March 31, 2007 and 2006, respectively, an increase of $222,700 (176%). This increase was due to an increase in the production volumes to 70 bbl per day for the three months ended March 31, 2007 from 24 bbl per day for the three months ended March 31, 2006, an increase of 46 bbl per day (192%), partially offset by a decrease in the average sales price we received for our oil to $55.68 for the three months ended March 31, 2007 as compared to $59.24 for the three months ended March 31, 2006, a decrease of $3.56 per bbl (6%). The $222,700 increase in oil revenue in oil revenue for the three months ended March 31, 2007 as compared to the prior year similar period was attributable to a $245,000 increase in production volumes, partially offset by a $22,300 decrease in oil prices.

Expenses. Production expenses were $920,300 and $587,800 for the three months ended March 31, 2007 and 2006, respectively, an increase of $332,500 (57%). This increase was primarily attributable to an increase in operating fees, transportation fees and variable expenses.

Depletion of oil and gas properties as a percentage of oil and gas revenues was 60% and 33% in the three months ended March 31, 2007 and 2006, respectively. This percentage change is directly attributable to revenues, oil and gas reserve quantities, product prices, production volumes and changes in the depletable cost basis of oil and gas properties.

General and administrative expenses for the three months ended March 31, 2007 and 2006 were $77,600 and $53,700, respectively, an increase of $23,900 (45%). These expenses include third-party costs for services as well as the monthly administrative fees charged by our MGP. This increase was primarily due to higher administrative fees and third-party fees for services charged as compared to the prior year similar period.

Liquidity and Capital Resources

Cash provided by operating activities decreased $4,975,200 in the three months ended March 31, 2007 to $3,745,000 as compared to $8,720,200 for the three months ended March 31, 2006. This decrease was primarily due to a decrease in net earnings before depletion of $551,400 and an increase in accounts receivable-affiliate of $4,497,700, for the current period as compared to the prior year similar period.

Cash provided by investing activities during the three months ended March 31, 2007 was $18,200, which was due to a sale of tangible equipment. Cash used in investing activities during the three months ended March 31, 2006 was $5,487,300, which was from oil and gas contracts being paid to the MGP.

Cash used in financing activities increased $2,031,500 during the three months ended March 31, 2007 to $3,925,700 from $1,894,200 for the three months ended March 31, 2006. This was entirely due to higher distributions.

We have no, nor do we expect any material commitments to make capital expenditures, except that our MGP may withhold funds for future plugging and abandonment costs. Any additional funds, if required, will be obtained from production revenues or borrowings from our MGP or its affiliates, which are not contractually committed to make loans to us. The amount that we may borrow may not at any time exceed 5% of our total subscriptions, and we will not borrow from third-parties.

We believe that our future cash flows from operations and amounts available from borrowings from our MGP or its affiliates, if any, will be adequate to fund our operations.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. On an on-going basis, we evaluate our estimates, including those related to our asset retirement obligations, depletion and certain accrued receivables and liabilities. We base our estimates on historical experience and on various other assumptions that we believe reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

For a detailed discussion on the application of our remaining policies critical to our business operations and other accounting policies, see Note 2 of the "Notes to Financial Statements" in our Annual Report on Form-10 KSB.

Subordination by Managing General Partner

Under the terms of the Partnership agreement, the MGP may be required to subordinate up to 50% of its share of net production revenues of the Partnership to provide a distribution to the limited partners equal to at least 10% of their agreed subscriptions. Subordination is determined on a cumulative basis, in each of the first five years of Partnership operations, commencing with the first distribution of revenues to the investor partners (February 2006). Since inception of the program, the MGP has not been required to subordinate any of its revenues to its limited partners.

Recently Issued Financial Accounting Standards

In February 2007, the Financial Accounting Standards Board, or FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS 159. SFAS 159 permits entities to choose to measure eligible financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Statement will be effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Statement offers various options in electing to apply the provisions of this Statement and at this time we have not made any decisions in its application to our financial position or results of operations. We are currently evaluating the impact of the adoption of SFAS 159 on our financial position and results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement or SFAS 157. SFAS 157 addresses the need for increased consistency in fair value measurements, defining fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It also establishes a framework for measuring fair value and expands disclosure requirements. SFAS 157 is effective beginning January 1, 2008. We are currently evaluating the impact of the adoption of SFAS 157 on our financial position and results of operations.

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

Atlas America Public #14-2006 (A) L.P.

Atlas Resources, LLC, Managing General Partner

Date: May 14, 2007	By:/s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive Officer
and President

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 14, 2007	By:/s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive
Officer and President

Date: May 14, 2007	By:/s/ Matthew A. Jones
Matthew A. Jones, Chief Financial Officer

Date: May 14, 2007	By:/s/ Nancy J. McGurk
Nancy J. McGurk, Vice President, Chief Accounting Officer