Form 10KSB/A
period 2006-12-31
Atlas America Public #14-2005 (A) LP
filed 2008-04-11
CIK 1336339

United States Securities and Exchange Commission
Washington, D.C. 20549

Form 10-KSB/A
(Amendment No. 2 to Form 10-KSB)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑

State issuer's revenues for its most recent fiscal year $22,066,900

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

Explanatory Note

We are filing this Amendment No. 2 to our Annual Report on Form 10-KSB (“Amendment No. 2”) for the year ended December 31, 2006. The Annual Report on Form 10-KSB was originally filed on April 2, 2007 (the “Original Filing”). An amendment to the Annual Report on Form 10-KSB No. 1 was filed on June 1, 2007. Amendment No. 2 amends Note 9 Natural Gas and Oil Producing Activities of the Amended Filing to reflect the change of proved reserves to proved developed reserves for the convenience of the reader. In addition, this amendment explains the sources of our initial 2005 proved developed reserves compared to the 2006 proved developed reserves. This amendment reflects the above changes and the remainder of Note 9 and Exhibits in their entirety.

Except as described above, no other information in Amendment No. 2 is amended hereby. Amendment No. 2 does not reflect events occurring after the date of the Original Filing or modify or update those disclosures affected by subsequent events. Accordingly, Amendment No. 2 should be read in conjunction with our other filings made with the SEC subsequent to the date of the Amendment No. 1.

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

There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future net revenues and the timing of development expenditures. The reserve data presented represents estimates only and should not be construed as being exact. In addition, the standardized measures of discounted future net cash flows may not represent the fair market value of the Partnership's oil and gas reserves or the present value of future cash flows of equivalent reserves, due to anticipated future changes in oil and gas prices and in production and development costs and other factors for which effects have not been provided. The decrease in the Partnership's reserves for the year ended December 31, 2006, is primarily due to a downward revision of oil and gas reserves due to a decrease in the average gas price of $10.46 in 2005 to $6.34 in 2006.

	Natural Gas	Oil
	(Mcf)	(Bbls)
Proved developed reserves:
Balance December 31, 2004	―	―
Extension and discoveries	22,599,200	70,800
Production	(460,100)	(4,900)

Balance December 31, 2005	22,139,100	65,900
Revisions to previous estimates	(8,434,900)	(9,200)
Extension and discoveries	708,700	—
Production	(2,411,500)	(12,100)

Balance December 31, 2006	12,001,400	44,600

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

None.

ITEM 8A.	CONTROLS AND PROCEDURES

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

Atlas America Public #14-2005 (A) L.P.

Atlas Resources, LLC, Managing General Partner

Date: April 11, 2008	By: /s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive
Officer and President

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 11, 2008	By: /s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive
Officer and President

Date: April 11, 2008	By: /s/ Frank P. Carolas
Frank P. Carolas, Executive Vice President - Land and Geology

Date: April 11, 2008	By: /s/ Jeffrey C. Simmons
Jeffrey C. Simmons, Executive Vice President - Operations

Date: April 11, 2008	By: /s/ Nancy J. McGurk
Nancy J. McGurk, Vice President, Chief Accounting Officer

Date: April 11, 2008	By:/s/ Matthew A. Jones
Matthew A. Jones, Chief Financial Officer

Supplemental information to be furnished with reports filed pursuant to Section 15(d) of the
Exchange Act by Non-reporting Issuers

An annual report will be furnished to security holders subsequent to the filing of this report.