Form 10-Q
period 2016-03-31
Atlas America Public #14-2005 (A) L.P.
filed 2016-05-23
CIK 1336339

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

ATLAS AMERICA PUBLIC 14-2005 (A) L.P.

(A Delaware Limited Partnership)

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ATLAS AMERICA PUBLIC #14-2005 (A) L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash	$-	$-
Accounts receivable trade–affiliate	83,400	103,300
Current portion of derivative assets	34,800	43,700
Total current assets	118,200	147,000
Gas and oil properties, net	2,890,600	2,892,500
Long-term asset retirement receivable-affiliate	778,000	592,200
Total assets	$3,786,800	$3,631,700
LIABILITIES AND PARTNERS’ DEFICIT
Current liabilities:
Accounts payable trade-affiliate	$1,231,300	$952,100
Accrued liabilities	18,700	13,000
Put premiums payable-affiliate	13,900	20,200
Total current liabilities	1,263,900	985,300

Asset retirement obligations	7,056,500	7,000,700
Commitments and contingencies (Note 6)
Partners’ deficit:
Managing general partner’s deficit	(686,800)	(622,200)
Limited partners’ deficit (6,982.05 units)	(3,848,400)	(3,734,300)
Accumulated other comprehensive income	1,600	2,200
Total partners’ deficit	(4,533,600)	(4,354,300)
Total liabilities and partners’ deficit	$3,786,800	$3,631,700

See accompanying notes to condensed financial statements.

ATLAS AMERICA PUBLIC #14-2005 (A) L.P.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2016	2015
REVENUES
Natural gas, oil and liquids	$147,900	$332,000
Gain on mark-to-market derivatives	5,100	6,200
Total revenues	153,000	338,200
COSTS AND EXPENSES
Production	226,000	349,300
Depletion	1,900	46,100
Accretion of asset retirement obligations	56,000	98,600
General and administrative	47,800	62,200
Total costs and expenses	331,700	556,200
Net loss	$(178,700)	$(218,000)
Allocation of net loss:
Managing general partner	$(64,600)	$(86,200)
Limited partners	$(114,100)	$(131,800)
Net loss per limited partnership unit	$(16)	$(19)

See accompanying notes to condensed financial statements.

ATLAS AMERICA PUBLIC #14-2005 (A) L.P.

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net loss	$(178,700)	$(218,000)
Other comprehensive loss:
Difference in estimated hedge receivable	-	3,200
Reclassification adjustment to net loss of mark-to-market gains on cash flow hedges	(600)	(5,300)
Total other comprehensive loss	(600)	(2,100)
Comprehensive loss	$(179,300)	$(220,100)

See accompanying notes to condensed financial statements.

ATLAS AMERICA PUBLIC #14-2005 (A) L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS’ DEFICIT

FOR THE THREE MONTHS ENDED

March 31, 2016

(Unaudited)

	Managing General Partner	Limited Partners	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2015	$(622,200)	$(3,734,300)	$2,200	$(4,354,300)
Participation in revenues, costs and expenses:
Net production expenses	(27,300)	(50,800)	-	(78,100)
Gain on mark-to-market derivatives	-	5,100	-	5,100
Depletion	(1,000)	(900)	-	(1,900)
Accretion of asset retirement obligations	(19,600)	(36,400)	-	(56,000)
General and administrative	(16,700)	(31,100)	-	(47,800)
Net loss	(64,600)	(114,100)	-	(178,700)
Other comprehensive loss	-	-	(600)	(600)

Balance at March 31, 2016	$(686,800)	$(3,848,400)	$1,600	$(4,533,600)

See accompanying notes to condensed financial statements.

ATLAS AMERICA PUBLIC #14-2005 (A) L.P.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(178,700)	$(218,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion	1,900	46,100
Non-cash loss (gain) on derivative value	2,000	(8,300)
Accretion of asset retirement obligations	56,000	98,600
Asset retirement obligations settled	(200)	-
Changes in operating assets and liabilities:
Decrease in accounts receivable trade-affiliate	19,900	87,300
Increase in asset retirement receivable-affiliate	(185,800)	(7,400)
Increase in accounts payable trade-affiliate	279,200	-
Increase in accrued liabilities	5,700	1,700
Net cash provided by operating activities	-	-

Cash flows from investing activities:
Net cash used in investing activities	-	-

Cash flows from financing activities:
Net cash used in financing activities	-	-

Net change in cash	-	-
Cash at beginning of period	-	-
Cash at end of period	$-	$-

See accompanying notes to condensed financial statements.

ATLAS AMERICA PUBLIC #14-2005 (A) L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2016

(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS

Atlas America Public #14-2005 (A) L.P. (the “Partnership”) is a Delaware limited partnership, formed on March 3, 2005 with Atlas Resources, LLC serving as its Managing General Partner and Operator (“Atlas Resources” or the “MGP”). Atlas Resources is an indirect subsidiary of Atlas Resource Partners, L.P. (“ARP”) (NYSE: ARP). Unless the context otherwise requires, references to “the Partnership,” “we,” “us” and “our”, refer to Atlas America Public #14-2005 (A) L.P.

Atlas Energy Group, LLC (“Atlas Energy Group”; OTCQX: ATLS) manages ARP’s operations and activities through its ownership of ARP’s general partner interest.

The Partnership has drilled and currently operates wells located in Pennsylvania and Tennessee. The Partnership has no employees and relies on the MGP for management, which in turn, relies on its parent company, Atlas Energy Group, for administrative services.

The Partnership’s operating cash flows are generated from its wells, which produce natural gas, oil and NGL. Produced natural gas, oil and NGL is then delivered to market through affiliated and/or third-party gas gathering systems. The Partnership intends to produce its wells until they are depleted or become uneconomical to produce, at which time they will be plugged and abandoned or sold. The Partnership does not expect to drill additional wells and expects no additional funds will be required for drilling.

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

The prices at which the Partnership’s natural gas, oil and NGL will be sold are uncertain and the Partnership is not guaranteed a specific price for the sale of its production. Changes in natural gas, oil and NGL prices have a significant impact on the Partnership’s cash flow and the value of its reserves. Lower gas, oil and NGL prices may not only decrease the Partnership’s revenues, but also may reduce the amount of natural gas, oil and NGL that the Partnership can produce economically.

Liquidity and Capital Resources

The Partnership is generally limited to the amount of funds generated by the cash flow from its operations to fund its obligations and make distributions, if any, to its partners.

The natural gas, oil and natural gas liquids commodity price markets have suffered significant declines throughout 2015 and have continued to decline and remain low in 2016. The extreme ongoing volatility in the energy industry and commodity prices will likely continue to impact the Partnership’s outlook. The Partnership has experienced downward revisions of its natural gas and oil reserves volumes and values due to the significant declines in commodity prices. The MGP continues to implement various cost saving measures to reduce the Partnership’s operating and general and administrative costs, including renegotiating contracts with contractors, suppliers and service providers, reducing the number of staff and contractors and deferring and eliminating discretionary costs. The MGP will continue to be opportunistic and aggressive in managing the Partnership’s cost structure and, in turn, liquidity to meet its operating needs. To the extent commodity prices remain low or decline further, or the Partnership experiences other disruptions in the industry, the Partnership’s ability to fund its operations and make distributions may be further impacted, and could result in the MGP’s decision to liquidate the Partnership’s operations.

Historically, there has been no need to borrow funds from the MGP to fund operations as the cash flow from the Partnership’s operations have been adequate to fund its obligations and distributions to its partners. However, the recent significant declines in commodity prices have challenged the Partnership’s ability to fund its operations and may make it uneconomical for the Partnership to produce its wells until they are depleted as the Partnership originally intended. Accordingly, the MGP determined that there is substantial doubt about the Partnership’s ability to continue as a going concern. The MGP intends, as necessary, to continue the Partnership’s operations and to fund the Partnership’s obligations for at least the next twelve months. The MGP has concluded that such undertaking is sufficient to alleviate the doubt as to the Partnership’s ability to continue as a going concern. To the extent commodity prices remain low or decline further, ARP experiences disruptions in the financial markets impacting its respective longer-term access to or cost of capital, or ARP experiences any of the other impacts to its liquidity discussed below, the MGP’s ability to continue the Partnership’s operations and to fund the Partnership’s obligations for at least the next twelve months, as necessary, may be impacted.

ARP’s revolving credit facility is currently in the process of its semi-annual redetermination. Based on projected market conditions, continued declines in commodity prices and recent conversations with its administrative agent, ARP expects that its borrowing base will be redetermined to a level below its outstanding borrowings as of March 31, 2016.  If ARP’s borrowing base is redetermined below its current outstanding borrowings and ARP is unable to repay the deficiency or deposit additional collateral to eliminate such deficiency, or if ARP experiences any other event of default on its debt obligations, or if other debt agreements cross-default, and the lenders accelerate the maturity of any other outstanding debts, the MGP, may not have sufficient liquidity to continue the Partnership’s operations and to fund the Partnership’s obligations, and as a result, there would be substantial doubt regarding the Partnership’s ability to continue as a going concern.

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

The condensed financial statements, which are unaudited, except for the balance sheet at December 31, 2015, which is derived from audited financial statements, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim reporting. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto presented in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2015. The results of operations for the three months ended March 31, 2016 may not necessarily be indicative of the results of operations for the year ended December 31, 2016.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The natural gas industry principally conducts its business by processing actual transactions as many as 60 days after the month of delivery. Consequently, the most recent two months’ financial results were recorded using estimated volumes and contract market prices. Differences between estimated and actual amounts are recorded in the following months’ financial results. Management believes that the operating results presented for the three months ended March 31, 2016 and 2015 represent actual results in all material respects.

Gas and Oil Properties

The following is a summary of gas and oil properties at the dates indicated:

	March 31, 2016	December 31, 2015
Proved properties:
Leasehold interests	$1,748,200	$1,748,200
Wells and related equipment	87,608,500	87,608,500
Total natural gas and oil properties	89,356,700	89,356,700
Accumulated depletion and impairment	(86,466,100)	(86,464,200)
Gas and oil properties, net	$2,890,600	$2,892,500

As a result of the recent significant declines in commodity prices and associated recorded impairment charges, remaining net book value of gas and oil properties on our balance sheet at March 31, 2016 and December 31, 2015 was primarily related to the estimated salvage value of such properties.  The estimated salvage values were based on the MGP’s historical experience in determining such values.

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

NOTE 3 - DERIVATIVE INSTRUMENTS

The MGP, on behalf of the Partnership, uses a number of different derivative instruments, principally put contracts, in connection with the partnership’s commodity price risk management activities. The Partnership does not apply hedge accounting to any of its derivative instruments. As a result, gains and losses associated with derivative instruments are recognized in earnings.

The Partnership enters into commodity put contracts to achieve more predictable cash flows by hedging the Partnership’s exposure to changes in commodity prices. At any point in time, such contracts may include regulated NYMEX futures and options contracts and non-regulated over-the-counter futures contracts with qualified counterparties. NYMEX contracts are generally settled with offsetting positions, but may be settled by the physical delivery of the commodity. These contracts have been recorded at their fair values.

The Partnership reflected net derivative assets on its balance sheets of $34,800 and $43,700 at March 31, 2016 and December 31, 2015, respectively.

The following table summarizes the gains or losses recognized within the statements of operations for derivative instruments previously designated as cash flow hedges for the periods indicated:

	Three Months Ended
	March 31,
	2016	2015
Gains reclassified from accumulated other comprehensive income into natural gas, oil and liquids revenues	$600	$5,300
Gains subsequent to hedge accounting recognized in gain on mark-to-market derivatives	$5,100	$6,200

At March 31, 2016, the Partnership had the following commodity derivatives:

Natural Gas Put Options

Production Period Ending December 31,	Volumes	Average Fixed Price	Fair Value Asset (2)
	(MMBtu) (1)	(per MMBtu) (1)

2016	18,100	$4.15	$34,800

(1)	“MMBtu” represents million British Thermal Units.
(2)	Fair value based on forward NYMEX natural gas prices, as applicable.

As the underlying prices and terms in the Partnership’s derivative contracts were consistent with the indices used to sell its natural gas and oil, there were no gains or losses recognized during the three months ended March 31, 2016 and 2015 for hedge ineffectiveness.

NOTE 4 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Partnership uses a market approach fair value methodology to value the assets and liabilities for its outstanding derivative contracts. The fair value of a financial instrument depends on a number of factors, including the availability of observable market data over the contractual term of the underlying instrument. The Partnership separates the fair value of its financial instruments into three levels (Levels 1, 2 and 3) based on its assessment of the availability of observable market data and the significance of non-observable data used to determine fair value.  As of March 31, 2016 and December 31, 2015, all derivative financial instruments were classified as Level 2.

Information for assets measured at fair value at March 31, 2016 and December 31, 2015 was as follows:

	Level 1	Level 2	Level 3	Total
As of March 31, 2016
Derivative assets, gross
Commodity puts	$-	$34,800	$-	$34,800

	Level 1	Level 2	Level 3	Total
As of December 31, 2015
Derivative assets, gross
Commodity puts	$-	$43,700	$-	$43,700

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

The following table provides information with respect to these costs and the periods incurred:

	Three Months Ended March 31,
	2016	2015
Administrative fees	$33,800	$47,600
Supervision fees	139,400	196,100
Transportation fees	18,500	38,700
Direct costs	82,100	129,100
Total	$273,800	$411,500

The MGP and its affiliates perform all administrative and management functions for the Partnership, including billing revenues and paying expenses. Accounts payable trade-affiliate on the Partnership’s balance sheets included the net production expenses due to the MGP.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

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

Beginning one year after each of the Partnership’s wells has been placed into production, the MGP, as operator, may retain $200 per month per well to cover estimated future plugging and abandonment costs. As of March 31, 2016, the MGP has withheld $778,000 of net production revenue for future plugging and abandonment costs.

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

General

Atlas America Public #14-2005 (A) L.P. is a Delaware limited partnership, formed on March 3, 2005 with Atlas Resources, LLC serving as its Managing General Partner and Operator (“Atlas Resources” or the “MGP”). Atlas Resources is an indirect subsidiary of Atlas Resource Partners, L.P. (“ARP”) (NYSE: ARP). Unless the context otherwise requires, references to “the Partnership,” “we,” “us” and “our”, refer to Atlas America Public #14-2005 (A) L.P.

Atlas Energy Group, LLC manages ARP’s operations and activities through its ownership of the ARP’s general partner interest.

We have drilled and currently operate wells located in Pennsylvania and Tennessee. We have no employees and rely on our MGP for management, which in turn, relies on its parent company, Atlas Energy Group, for administrative services.

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

The well supervision fees, however, do not include costs and expenses related to the purchase of certain equipment, materials and brine disposal. If these expenses are incurred, we pay cost for third-party services, materials and a competitive charge for services performed directly by our MGP or its affiliates. Also, beginning one year after each of our wells has been placed into production, our MGP, as operator, may retain $200 per month, per well, to cover the estimated future plugging and abandonment costs of the well. As of March 31, 2016, our MGP has withheld $778,000 of net production revenues for this purpose.

Markets and Competition

The availability of a ready market for natural gas and oil produced by us, and the price obtained, depends on numerous factors beyond our control, including the extent of domestic production, imports of foreign natural gas and oil, political instability or terrorist acts in gas and oil producing countries and regions, market demand, competition from other energy sources, the effect of federal regulation on the sale of natural gas and oil in interstate commerce, other governmental regulation of the production and transportation of natural gas and oil and the proximity, availability and capacity of pipelines and other required facilities. Our MGP is responsible for selling our production. During 2016 and 2015, we experienced no problems in selling our natural gas and oil. Product availability and price are the principal means of competing in selling natural gas and oil production. While it is impossible to accurately determine our comparative position in the industry, we do not consider our operations to be a significant factor in the industry.

Results of Operations

The following table sets forth information relating to our production revenues, volumes, sales prices, production costs and depletion during the periods indicated:

	Three Months Ended
	March 31,
	2016	2015
Production revenues (in thousands):
Gas	$124	$290
Oil	22	38
Liquids	2	4
Total	$148	$332
Production volumes:
Gas (mcf/day) (1)	916	1,309
Oil (bbl/day) (1)	8	10
Liquids (bbl/day) (1)	1	1
Total (mcfe/day) (1)	972	1,375
Average sales prices: (2)
Gas (per mcf) (1)	$1.48	$2.46
Oil (per bbl) (1)	$30.98	$45.00
Liquids (per bbl) (1)	$18.85	$37.77
Production costs:
As a percent of revenues	153%	105%
Per mcfe (1)	$2.56	$2.83
Depletion per mcfe	$0.02	$0.37

(1)	“Mcf” represents thousand cubic feet, “mcfe” represents thousand cubic feet equivalent, and “bbl” represents barrels. Bbl is converted to mcfe using the ratio of six mcfs to one bbl.
(2)	Average sales prices represent accrual basis pricing after adjusting for the effect of previously recognized gains resulting from prior period impairment charges.

Natural Gas Revenues. Our natural gas revenues were $123,500 and $289,700 for the three months ended March 31, 2016 and 2015, respectively, a decrease of $166,200 (57%). The $166,200 decrease in natural gas revenues for the three months ended March 31, 2016 as compared to the prior year similar period was attributable to a $84,700 decrease in our production volumes and a $81,500 decrease in natural gas sales prices after the effect of financial hedges, which was driven by market conditions. Our production volumes decreased to 916 mcf per day for the three months ended March 31, 2016 from 1,309 mcf per day for the three months ended March 31, 2015, a decrease of 393 mcf per day (30%).

Oil Revenues. We drilled wells primarily to produce natural gas, rather than oil, but some wells have limited oil production. Our oil revenues were $22,200 and $38,600 for the three months ended March 31, 2016 and 2015, respectively, a decrease of $16,400 (42%). The $16,400 decrease in oil revenues for the three months ended March 31, 2016 as compared to the prior year similar period was attributable to a $10,100 decrease in oil prices and a $6,300 decrease in production volumes. Our production volumes decreased to 8 bbls per day for the three months ended March 31, 2016 from 10 bbls per day for the three months ended March 31, 2015, a decrease of 2 bbls per day (20%).

Natural Gas Liquids Revenue. The majority of our wells produce “dry gas”, which is composed primarily of methane and requires no additional processing before being transported and sold to the purchaser. Some wells, however, produce “wet gas”, which contains larger amounts of ethane and other associated hydrocarbons (i.e. “natural gas liquids”) that must be removed prior to transporting the gas. Once removed, these natural gas liquids are sold to various purchasers. Our natural gas liquid revenues were $2,200 and $3,700 for the three months ended March 31, 2016 and 2015, respectively, a decrease of $1,500 (41%). The $1,500 decrease in natural gas liquid revenues for the three months ended March 31, 2016 as compared to the prior year similar period was attributed $2,200 decrease in our natural gas liquid prices, partially offset by a $700 increase in natural gas liquids production volumes. Our production volumes increased to 1.30 bbl per day for the three months ended March 31, 2016 from 1.09 bbls per day for the three months ended March 31, 2015, an increase of 0.21 bbl per day (19%).

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

We recognized a gain on mark-to-market derivatives of $5,100 and $6,200, for the three months ended March 31, 2016 and 2015, respectively. These gains were due to mark-to-market gains primarily related to the change in natural gas prices during the periods.

Costs and Expenses. Production expenses were $226,000 and $349,300 for the three months ended March 31, 2016 and 2015, respectively, a decrease of $123,300 (35%). This decrease was primarily due to a decrease in well supervision fees and transportation expenses.

Depletion of gas and oil properties as a percentage of gas and oil revenues was 1% and 14% for the three months ended March 31, 2016 and 2015, respectively. This change was primarily attributable to changes in gas and oil reserve quantities and to a lesser extent, revenues, product prices and production volumes and changes in the depletable cost basis of gas and oil properties.

General and administrative expenses for the three months ended March 31, 2016 and 2015 were $47,800 and $62,200, respectively, a decrease of $14,400 (23%). These expenses include third-party costs for services as well as the monthly administrative fees charged by our MGP and vary from period to period due to the costs charged to us and services provided to us.

Liquidity and Capital Resources

We are generally limited to the amount of funds generated by the cash flows from our operations, which we believe is adequate to fund future operations and distributions to our partners. Historically, there has been no need to borrow funds from our MGP to fund operations.

The natural gas, oil and natural gas liquids commodity price markets have suffered significant declines throughout 2015 and have continued to decline and remain low in 2016. The extreme ongoing volatility in the energy industry and commodity prices will likely continue to impact our outlook. We have experienced downward revisions of its natural gas and oil reserves volumes and values due to the significant declines in commodity prices. Our MGP continues to implement various cost saving measures to reduce the Partnership’s operating and general and administrative costs, including renegotiating contracts with contractors, suppliers and service providers, reducing the number of staff and contractors and deferring and eliminating discretionary costs. Our MGP will continue to be opportunistic and aggressive in managing our cost structure and, in turn, liquidity to meet our operating needs. To the extent commodity prices remain low or decline further, or we experience other disruptions in the industry, our ability to fund our operations and make distributions may be further impacted, and could result in the MGP’s decision to liquidate our operations.

Historically, there has been no need to borrow funds from the MGP to fund operations as the cash flow from our operations has been adequate to fund our obligations and distributions to our partners. However, the recent significant declines in commodity prices have challenged our ability to fund our operations and may make it uneconomical to produce our wells until they are depleted as we originally intended. Accordingly, the MGP determined that there is substantial doubt about our ability to continue as a going concern. The MGP intends, as necessary, to continue our operations and to fund our obligations for at least the next twelve months. The MGP has concluded that such undertaking is sufficient to alleviate the doubt as to our ability to continue as a going concern. To the extent commodity prices remain low or decline further, ARP experiences disruptions in the financial markets impacting its respective longer-term access to or cost of capital, or ARP experiences any of the other impacts to its liquidity discussed below, the MGP’s ability to continue the Partnership’s operations and to fund the Partnership’s obligations for at least the next twelve months, as necessary, may be impacted.

ARP’s revolving credit facility is currently in the process of its semi-annual redetermination. Based on projected market conditions, continued declines in commodity prices and recent conversations with its administrative agent, ARP expects that its borrowing base will be redetermined to a level below its outstanding borrowings as of March 31, 2016.  If ARP’s borrowing base is redetermined below its current outstanding borrowings and ARP is unable to repay the deficiency or deposit additional collateral to eliminate such deficiency, or if ARP experiences any other event of default on its debt obligations, or if other debt agreements cross-default, and the lenders accelerate the maturity of any other outstanding debts, the MGP, may not have sufficient liquidity to continue the Partnership’s operations and to fund the Partnership’s obligations, and as a result, there would be substantial doubt regarding the Partnership’s ability to continue as a going concern.

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

There was no cash provided by operating activities for the three months ended March 31, 2016 and 2015. This was mostly due to a decrease in the change in asset retirement receivable trade-affiliate of $178,400, a decrease in the change in accounts receivable trade-affiliate of $67,400, a decrease in net loss before depletion, accretion, and impairment of $47,500, and a decrease in the change in liabilities settled of $200. The decrease was partially offset by an increase in non-cash gain (loss) on derivative value of $10,300, an increase in the change in accounts payable trade-affiliate of $279,200, and an increase in the change in accrued liabilities of $4,000 for the three months ended March 31, 2016 compared to the three months ended March 31, 2015.

There was no cash used in financing activities for the three months ended March 31, 2016 and 2015.

Our MGP may withhold funds for future plugging and abandonment costs. Through March 31, 2016, our MGP has withheld $778,000 of funds for this purpose. Any additional funds, if required, will be obtained from production revenues or borrowings from our MGP or its affiliates, which are not contractually committed to make loans to us. The amount that we may borrow at any one time may not at any time exceed 5% of our total subscriptions, and we will not borrow from third-parties.

Critical Accounting Policies

For a more complete discussion of the accounting policies and estimates that we have identified as critical in the preparation of our condensed consolidated financial statements, please refer to our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

Under the supervision of our general partner’s Chief Executive Officer and Chief Financial Officer and with the participation of our disclosure committee appointed by such officers, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our general partner’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.

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

ATLAS AMERICA PUBLIC #14-2005 (A) L.P.

	By:	Atlas Resources, LLC, its
Managing General Partner

Date: May 23, 2016	By:	/s/ FREDDIE M. KOTEK
Freddie M. Kotek, Chief Executive Officer and President of the Managing General Partner

Date: May 23, 2016	By:	/s/ JEFFREY M. SLOTTERBACK
Jeffrey M. Slotterback Chief Financial Officer of the Managing General Partner